Form 10-Q
period 1995-11-30
ORNDA HEALTHCORP
filed 1996-01-12
CIK 719242

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                            _________________
                                FORM 10-Q
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 1995

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-11591

                            OrNda HealthCorp
         (Exact name of registrant as specified in its charter)

               DELAWARE                        75-1776092
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification No.)

                       3401 West End Avenue, Suite 700
                  (Address of principal executive offices)

                                 37203-1042
                                 (Zip Code)
Registrant's telephone number, including area code:  615-383-8599
____________
Former name, former address and former fiscal year, if changed since last report: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

     Number of shares of common stock ($.01 par value) outstanding as of December 31, 1995: 58,048,772
ORNDA HEALTHCORP
FORM 10-Q
November 30, 1995

INDEX
                                                            Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Income for the Three
        Months Ended November 30, 1994 and 1995. . . . .         3

        Consolidated Balance Sheets as of August 31, 1995
        and November 30, 1995. . . . . . . . . . . . . .         4

        Consolidated Statements of Cash Flows for the
        Three Months Ended November 30, 1994 and 1995. .         5

        Notes to Consolidated Financial Statements . . .         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . .          12

Part II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . .          20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .          21

EXHIBIT 10

EXHIBIT 11

EXHIBIT 27

                      PART I. FINANCIAL INFORMATION
                      Item 1. Financial Statements

                    ORNDA HEALTHCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                  (in thousands, except per share data)
                                      Three Months Ended November 30,
                                           1994                1995
Total Revenue                           $ 418,021           $  493,565
Costs and Expenses:
 Salaries and benefits                    184,000              210,365
 Supplies                                  53,379               64,890
 Purchased services                        46,145               52,219
 Provision for doubtful accounts           28,738               33,207
 Other operating expenses                  46,152               59,953
 Depreciation and amortization             20,641               23,461
 Interest expense                          27,150               27,186
 Interest income                           (1,034)              (1,154)
 Minority interest                            222                1,353
                                        _________           __________
                                           12,628               22,085
Income from investments in Houston
 Northwest Medical Center                   3,476                3,784
                                        _________           __________

Income before income tax expense           16,104               25,869
Income tax expense                          2,754                5,950
                                        _________           __________
Net income                                 13,350               19,919
Preferred stock dividend requirements        (495)                (332)
                                        _________           __________
Net income applicable to common shares  $  12,855           $   19,587
                                        =========           ==========
Net income per common and common
 equivalent share                       $    0.29           $     0.40
                                        =========           ==========
Net income per common share
 assuming full dilution                 $    0.29           $     0.39
                                        =========           ==========
Weighted average common and dilutive
 common equivalent shares outstanding      44,789               49,519
                                        =========           ==========
Weighted average common shares outstanding
 assuming full dilution                    44,789               50,763
                                        =========           ==========

                              See the accompanying notes.
                     ORNDA HEALTHCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                     (in thousands, except share data)

                                                 August 31,      November 30,
                                                    1995              1995
                                    ASSETS
 Current Assets:
 Cash and cash equivalents                      $     4,963      $   119,816
 Patient accounts receivable, net of allowance
   for uncollectibles of $58,632 at August 31,
   1995 and $62,922  at November 30, 1995           307,601          320,340
 Supplies, at cost                                   34,097           35,006
 Other                                               57,052           52,669
                                                ___________      ___________
   Total Current Assets                             403,713          527,831

Property, Plant and Equipment, at cost:
 Land                                               126,436          129,436
 Buildings and improvements                         870,352          888,021
 Equipment and fixtures                             359,979          372,828
                                                ___________      ___________
                                                  1,356,767        1,390,285

 Less accumulated depreciation and amortization     288,410          306,062
                                                ___________      ___________
                                                  1,068,357        1,084,223

Investments in Houston Northwest Medical Center      73,755           72,486

Excess of Purchase Price Over Net Assets Acquired,
 net of accumulated amortization                    318,029          327,695

Other Assets                                         82,550           95,631
                                                ___________      ___________
                                                $ 1,946,404      $ 2,107,866
                                                ===========      ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                               $   117,258      $   120,153
 Accrued expenses and other liabilities             220,851          166,894
 Current maturities of long-term debt                60,182           56,127
                                                ___________      ___________
   Total Current Liabilities                        398,291          343,174

Long-term Debt                                    1,013,423          996,650

Other Liabilities                                   141,552          166,765

Shareholders' Equity:
 Convertible preferred stock,
   $.01 par value, 10,000,000 authorized shares,
   issued 1,329,701 shares at August 31, 1995
   and  7,416 shares at November 30, 1995            20,112              111
 Common stock, $.01 par value,
   authorized 200,000,000 shares, issued and
   outstanding 44,877,804 shares at August 31, 1995
   and  57,790,372 shares at November 30, 1995          449              578
 Additional paid-in capital                         414,805          627,688
 Retained earnings (deficit)                        (94,020)         (74,101)
 Unrealized gains on available-for-sale
   securities, net of tax                            51,792           47,001
                                                ___________      ___________
                                                    393,138          601,277
                                                ___________      ___________
                                                $ 1,946,404      $ 2,107,866
                                                ===========      ===========

                              See the accompanying notes.

                   ORNDA HEALTHCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)
                                               Three Months Ended November 30,
                                                         1994        1995

CASH FLOW  USED IN  OPERATING ACTIVITIES:
Net income                                            $  13,350     $  19,919
 Adjustments to reconcile net income to net cash
   used in operating activities:
     Non-cash portion of (income)loss
     from investments in Houston Northwest
     Medical Center                                      (2,836)       (3,160)
     Depreciation and amortization                       20,641        23,461
     Provision for doubtful accounts                     28,738        33,207
     Changes in assets and liabilities net of effects
       from acquisitions and dispositions of hospitals:
         Patient accounts receivable                    (51,303)      (45,946)
         Other current assets                               (524)     (10,040)
         Other assets                                        318          457
         Accounts payable, accrued
           expenses and other liabilities                (12,566)     (53,739)
         Other liabilities                               (1,515)       11,702
     Proceeds from sales of trading investment security     ---        19,115
                                                      ___________   _________
     Net cash used in operating activities               (5,697)       (5,024)
CASH FLOW USED IN INVESTING ACTIVITIES:
     Acquisitions of hospitals and related assets        (9,799)      (29,825)
     Capital expenditures                               (11,049)      (14,096)
     Increase in notes receivable                        (2,073)       (7,606)
     Payments received on long-term notes and
        other receivables                                   854         3,297
     Other investing activities                          (1,543)        1,545
                                                      __________    _________
     Net cash used in investing activities              (23,610)      (46,685)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                 547       193,011
     Principal payments on long-term debt borrowings    (30,187)      (37,636)
     Proceeds received on long-term debt borrowings      52,040        15,003
     Financing costs incurred in connection with
       long-term borrowings                                (637)       (3,744)
     Other                                                  155           (72)
                                                      __________    _________
     Net cash provided by financing activities           21,918       166,562
                                                      __________    _________
NET INCREASE(DECREASE)  IN CASH AND CASH EQUIVALENTS     (7,389)      114,853
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           17,374         4,963
                                                      __________    _________
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   9,985     $ 119,816
                                                      ==========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest (net of amount capitalized)                $ 37,509     $  36,362
   Income taxes                                             539        21,793

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Preferred stock dividends                                  495           332
 Capital lease obligations incurred                       1,025           --
 Stock issued for acquisitions of health care facilities    563           --
 Exchange of minority ownership in hospitals for minority
   interest ownership in physician practices                 --         9,400

                              See the accompanying notes.
                    ORNDA HEALTHCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                            November 30, 1995

NOTE 1 - REPORTING ENTITY

   OrNda HealthCorp ("Company"), which is incorporated in the State of Delaware, is a provider of health care services through the operation of medical/surgical hospitals located primarily in the southern and western United States. On April 19, 1994, the Company exchanged shares of its common stock for all the outstanding common stock of American Healthcare Management, Inc. ("AHM"), and merged AHM with and into the Company (the "AHM Merger").
The transaction was accounted for as a pooling-of-interests. Where such reference is necessary to enhance the understanding of the information presented, OrNda HealthCorp, excluding the accounts of AHM, is hereafter referred to as "OrNda." Also on April 19, 1994, OrNda purchased all the outstanding common stock of Summit Health Ltd. ("Summit") pursuant to a merger of SHL Acquisition Co., a wholly owned subsidiary of the Company, with and into Summit (the "Summit Merger"). The Summit Merger was accounted for as a purchase.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended November 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1995.

   Earnings Per Share. Earnings per common and common equivalent share is based on the Company's weighted average number of outstanding shares adjusted for the dilutive effect of common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of stock options and warrants representing 1.2 million and 1.4 million equivalent shares for the three months ended November 30, 1994 and 1995, respectively. Earnings per common share assuming full dilution for the three months ended November 30, 1995, assumes the conversion of the Company's redeemable convertible preferred stock into common shares. Earnings per common share assuming full dilution for the three months ended November 30, 1994 was antidilutive.

NOTE 3 - LONG-TERM DEBT

   On October 27, 1995, the Company executed an amended and restated credit agreement (the "Restated Credit Facility") which increases the borrowing capacity of the Company from approximately $660.0 million to $900.0 million of which $460.0 million was outstanding on November 30, 1995 and of which commitment availability had been reduced by $23.9 million as a result of
issued letters of credit.   The Restated Credit Facility, which amends the
Company's previous credit agreement dated April 19, 1994, will mature on October 30, 2001 and consists of the following facilities (the "Senior Credit Facilities"): (i) a revolving commitment of $440 million to refinance the debt under the previous credit agreement, for general corporate purposes, to issue up to $50 million of letters of credit, and for strategic acquisitions; and,
(ii) a $460 million term loan to refinance debt under the previous credit agreement payable in incremental quarterly installments beginning February 29, 1996.

   Loans under the Restated Credit Facility will bear interest, at the option of the Company, at a rate equal to either (i) the "alternate base rate" plus 0.75% or (ii) LIBOR plus 1.75%, in each case subject to potential decreases or increases dependent on the Company's leverage ratio. Interest is payable quarterly if a rate based on the alternate base rate is elected or at the end of the LIBOR period (but in any event not to exceed 90 days) if a rate based on LIBOR is elected. The weighted average interest rate on the Company's borrowings under the Senior Credit Facilities at November 30, 1995 was 7.34%.

   In certain circumstances, the Company is required to make principal prepayments on the Senior Credit Facilities, including the receipt of proceeds from the issuance of additional subordinated indebtedness, certain asset sale proceeds not used to acquire additional assets within a specified period, and 50% of the proceeds in excess of $50 million from the issuance of additional equity not used to acquire additional assets, fund capital expenditures or repay subordinated debt within one year. The Company may prepay at any time all or part of the outstanding Senior Credit Facilities without penalty.

   The Restated Credit Facility limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets, acquire the capital stock or assets of another business, or pay dividends.
The Restated Credit Facility also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the Restated Credit Facility is secured by a perfected, first priority security interest in the stock of all existing and future subsidiaries of the Company, intercompany notes of indebtedness, majority-owned partnerships and certain specified investments.

NOTE 4 - INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, an asset and liability approach for financial accounting and reporting for income taxes is required.

   The AHM Merger caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code for both OrNda and AHM. Consequently, allowable federal deductions relating to net operating losses ("NOL's") of OrNda and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations of approximately $19 million and $16 million for OrNda and AHM, respectively. In addition, approximately $55 million of the NOL's are subject to an annual limitation of approximately $3 million due to prior "ownership changes" of OrNda. The annual limitations may be increased in order to offset certain built-in gains which are recognized during the five year period following an ownership change. In addition, the NOL's from pre-merger tax years of AHM may only be applied against the prospective taxable income of the AHM entities which incurred the losses in prior years. The limitations described above are not currently expected to significantly affect the ability of the Company to ultimately recognize the benefit of these NOL's in future years.

   The Company's federal income tax returns are not presently under audit by the Internal Revenue Service (the "IRS"), except in respect of Summit as disclosed below. Furthermore, the Company's federal income tax returns for taxable years through August 31, 1991 are no longer subject to IRS audit, with certain limited exceptions and except in respect of NOL's for prior years which may be subject to IRS audit as they are utilized in subsequent tax years.

   The IRS is currently engaged in an examination of the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit, which subsequent to the Company's acquisition thereof in April 1994 merged into the Company. Summit has received a revenue agent's report with proposed adjustments for the years 1984 through 1986 and Summit has filed a protest opposing the proposed adjustments. The IRS has challenged, among other things, the propriety of certain accounting methods utilized by Summit for tax purposes, including the use of the cash method of accounting by certain of Summit's subsidiaries (the "Summit Subsidiaries") prior to fiscal year 1988. The cash method was then prevalent within the hospital industry and the Summit Subsidiaries applied the method in accordance with prior agreements reached with the IRS. The IRS now asserts that an accrual method of accounting should have been used. The Tax Reform Act of 1986 (the "1986 Act") requires most large corporate taxpayers (including Summit) to use an accrual method of accounting beginning in 1987. Consequently, the Summit Subsidiaries changed to the accrual method beginning July 1, 1987. In accordance with the provisions of the 1986 Act, income that was deferred by use of the cash method at the end of 1986 is being recognized as taxable income by the Summit Subsidiaries in equal installments over ten years beginning on July 1, 1987. The Company believes that Summit properly reported its income and paid its taxes in accordance with applicable laws and in accordance with previous agreements established with the IRS. The Company believes that the final outcome of the IRS's examinations of Summit's prior years' income taxes will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 5 - HOUSTON NORTHWEST MEDICAL CENTER

   Houston Northwest Medical Center ("HNW"), which was not operated by the Company until January, 1996, is a 498-bed acute care facility located in Houston, Texas. Effective January 1, 1996, the Company acquired the remaining equity interests in HNW for a total purchase price of $155.9 million.

   Prior to January 1996, the Company's investments in HNW consisted of (i) two classes of mandatorily redeemable preferred stock with a redemption value of $62.5 million; and, (ii) a mortgage note receivable with a balance of $7.4 million at November 30, 1995.

    The Company will continue to apply the income recognition method described in Note 3 to the consolidated financial statements included in the Company's Form 10-K for the year ended August 31, 1995, for the Company's investment in HNW's mandatorily redeemable preferred stock until January 1996. Income from investments in Houston Northwest Medical Center consists of the following (in thousands):

                                        Three Months Ended November 30,
                                            1994               1995
  Accretion of discount on mandatorily
   redeemable preferred stock           $    521            $    568
   Dividend income on mandatorily
   redeemable preferred stock              2,815               3,092
  Interest income on mortgage note
   receivable                                140                 124
                                        ________            ________
                                        $  3,476            $  3,784
                                        ========            ========

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company adopted SFAS No. 115 on September 1, 1993, which resulted in an $85.5 million increase in shareholders' equity on the date of adoption (which primarily related to the HNW mandatorily redeemable preferred stock classified as "available-for-sale") with no impact on net income. There was no income tax effect because of the availability of book tax attribute carryforwards to offset the excess book basis over the tax basis of the investments. The unrealized gain on available for sale HNW securities is $47.0 million at November 30, 1995. The reduction from the original amount is due primarily to an increase in the book value of the investment and changes in long-term interest rates used to discount future cash flows.

   If the acquisition of HNW, and the effects of the Company's November 1995 sale of common stock and Restated Credit Facility (see Note 6) had occurred on September 1, 1995, results of operations for the three months ended November 30, 1995, on a pro forma basis, would have been as reflected below (in thousands, except per share data):

     Total revenue                               $  533,342
     Net income                                      20,703
     Net income applicable to common shares          20,371
     Net income per common share                 $     0.35
     Net income per common share
       assuming full dilution                    $     0.35
/TABLE

   If the acquisition of HNW had occurred on November 30, 1995, the balance sheet of the Company would have been as reflected below (in thousands):

     Current Assets                              $  445,234
     Property, Plant and Equipment, net           1,170,388
     Investments in HNW                                --
     Excess of Purchase Price Over Net
       Assets Acquired , net                        409,392
     Total Assets                                 2,122,697
     Current Liabilities                            361,659
     Long-Term Debt and Liabilities               1,206,762
     Shareholders' Equity                           554,276

NOTE 6 - SHAREHOLDERS' EQUITY

   On November 6, 1995, the Company completed the sale of 10,000,000 shares of its Common Stock at a $17.625 per share public offering price. On November 9, 1995, the underwriters exercised an option to purchase an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $192.3 million, after deducting estimated offering expenses and underwriting discounts, were used to reduce all of the indebtedness under the revolving portion of the Restated Credit Facility in the amount of $27.2 million. The remaining proceeds were used for general corporate purposes.

   On November 7, 1995, the Company issued a notice of redemption to the holders of its Payable in Kind Cumulative Redeemable Convertible Preferred Stock (the "PIK Preferred") for $15 per share with a redemption date of December 8, 1995. In the fiscal quarter ended November 30, 1995, 1,355,519 shares of PIK Preferred were converted into 1,355,519 shares of the Company's Common Stock. On December 8, 1995, the remaining 7,416 shares of PIK Preferred were redeemed for $15 per share plus dividends of $0.16 per share accrued through the redemption date.

   On November 29, 1995, nonqualified options to purchase 790,500 shares of Common Stock at an exercise price of $18.75 per share were granted to officers and key employees of the Company under the 1994 Management Equity Plan.

NOTE 7 - CONTINGENCIES

   The Company continually evaluates contingencies based upon the best available information. Final determination of amounts earned from certain third-party payors is subject to review by appropriate governmental authorities or their agents. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews.

   The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

NOTE 8 - OTHER

   On November 9, 1995, the Company sold the real property of Pasadena General Hospital in Pasadena, Texas to an unrelated third party as described in Note 2 to the consolidated financial statements included in the Company's Form 10-K for the year ended August 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Company's operating results for the three months ended November 30, 1995, as compared to the first quarter of fiscal 1995, were impacted by the February 1995 acquisition of three hospitals and related businesses that comprise the St. Luke's Health System ("St. Luke's") in Arizona.

   Geographic Market Concentration. The Company's hospitals in greater Los Angeles, South Florida and Arizona generated the following percentages of the Company's total revenue for the three months ended November 30, 1994 and 1995, respectively;

                        Number     Percentage of   Number      Percentage of
                         of         11/30/94         of          11/30/95
                      Hospitals   Total Revenue    Hospitals   Total Revenue
  Greater Los Angeles     15         36.5%           15            33.6%
  South Florida            5         20.1%            6            18.7%
  Arizona                  3          6.0%            6            11.3%

   To the extent favorable or unfavorable changes in regulations or market conditions occur in these markets, such changes would likely have a corresponding impact on the Company's results of operations.

RESULTS OF OPERATIONS

   General Trends. During the periods discussed below, the Company's results of operations were affected by certain industry trends, changing components of total revenue, and changes in the Company's debt structure. The Company's results of operations have also been impacted by the acquisition of St. Luke's discussed above.

   Industry Trends. Outpatient services accounted for 30.7% and 27.9% of actual gross patient revenue for the three months ended November 30, 1995 and 1994, respectively, reflecting the industry trend towards greater use of outpatient services and the expansion of the Company's outpatient services primarily achieved through activities including surgery, diagnostics, physician clinics and home health. The Company expects the industry trend towards outpatient services to continue as procedures currently being performed on an inpatient basis become available on an outpatient basis through technological and pharmaceutical advances.

   As discussed below, excluding the effect of the St. Luke's acquisition noted above ("same hospitals basis"), total revenues have increased, reflecting higher utilization of outpatient and ancillary services, increased acuity of patients admitted, and an increase in admissions for inpatient procedures. The impact on revenue of increased patient acuity and general price increases has been partially offset by the increasing proportion of revenues derived from Medicare, Medicaid and managed care providers. The Company's gross revenue from fixed reimbursement third party payors represented approximately 87.7% of the Company's total gross revenue for the first quarter of fiscal 1996. These major payors substantially pay on a fixed payment rate on a per patient or a per diem basis instead of a cost or charge reimbursement methodology. Fixed payments limit the ability of the Company to increase revenues through price increases. While these fixed payment rates have increased annually, the increases have historically been at a rate less than the Company's increases in costs, and have been inadequate to reflect increases in costs associated with improved medical technologies. The Company has been able to mitigate such inflationary pressures through cost control programs, as well as utilization management programs which reduce the number of days that patients stay in the hospital and the amount of hospital services provided to the patient. The Company also has programs designed to improve the margins associated with the revenues derived from government payors and managed care providers as well as programs designed to enhance overall hospital margins. The Company's operations may also be enhanced through strategic acquisitions as was particularly evident in fiscal 1994 and 1995 with the mergers with AHM and Summit and the individual hospital acquisitions. The Company intends to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks.

              Three Months Ended November 30, 1995 Compared
              With The Three Months Ended November 30, 1994

   Total revenue for the quarter ended November 30, 1995, increased over the same period in the prior year by $75.5 million or 18.1% to $493.6 million.
The 18.1% increase is a result of the acquisition discussed above as well as an increase in same hospitals revenue as discussed below. The increase in total revenue attributable to acquisitions, net of divestitures, was $38.8 million. Net income applicable to common shares for the quarter ended November 30, 1995 was $19.6 million, or $0.40 per share, compared to $12.9 million, or $0.29 per share, in the same period last year. Earnings before interest, taxes, depreciation, amortization, income (loss) from investments in Houston Northwest Medical Center and non-recurring charges ("Adjusted EBITDA")
increased 20.5% to $71.6 million.   While Adjusted EBITDA should not be
construed as a substitute for net income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements.

   Operating expenses in the quarter ended November 30, 1995, increased
17.4% ($62.2 million) compared to the same period in prior year primarily as a result of the acquisition discussed above and the increase in same hospital revenues and volumes discussed below. Actual salaries and benefits as a percentage of total revenue decreased from 44.0% in the first quarter of fiscal 1995 to 42.6% in the first quarter of fiscal 1996 mainly as a result of labor efficiencies achieved at certain facilities.

   Actual other operating expenses increased 29.9% ($13.8 million). This category of expense increased at a rate greater than other categories due to acquisitions of physician practice groups which include the majority of the non-salary expenses in other operating expense. In addition, the St. Luke's acquisition in fiscal 1995 also included a Medicaid HMO. Operating expenses for the quarter ended November 30, 1995, increased approximately $4.3 million for claims payments made by the Medicaid HMOs to third party providers. In addition, other operating expenses increased $1.8 million for rent expense related to acquisitions financed through leasing agreements with third parties.

   On a same hospitals basis, total revenue increased 8.9% ($36.8 million) primarily as a result of a 2.8% increase in admissions and a 19.5% increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits decreased as a percent of total revenue from 43.9% in the first quarter of fiscal 1995 to 42.8% in the first quarter of fiscal 1996 due to labor efficiencies achieved at certain hospitals. Supplies expense increased 8.0% ($4.2 million) but as a percentage of total revenue decreased from 12.8% in the first quarter of fiscal 1995 to 12.7% in the first quarter of fiscal 1996, primarily as a result of favorable reductions in prices under supply contracts in pharmaceutical and other areas. Purchased services increased 6.1% ($2.8 million) but as a percentage of total revenue decreased from 11.0% in the first quarter of fiscal 1995 to 10.7% in the first quarter of fiscal 1996 due to cost control initiatives. The provision for doubtful accounts increased 3.1% ($0.9 million) but decreased from 6.9% of total revenue for the quarter ended November 30, 1995 to 6.5% for the quarter ended November 30, 1996.
Other operating expenses increased 17.8% ($9.1 million) and as a percentage of total revenue increased from 12.4% in fiscal 1995 to 13.4% in fiscal 1996, primarily as a result of increases in marketing and rent expenses.

   Depreciation and amortization for the quarter ended November 30, 1995, increased 13.7% ($2.8 million) over the prior year primarily as a result of the acquisition of St. Luke's. The increase in depreciation and amortization attributable to acquisitions, net of divestitures, was $1.6 million. In addition, amortization expense increased due to amortization on intangibles related to new business units.

   Interest expense for the first quarter of fiscal 1996 as compared to the same period last year remained unchanged at $27.2 million as the increase in market interest rates was offset by the decline in the average debt balance outstanding and improved pricing under the Restated Credit Facility in the
first quarter of fiscal 996.   Of the Company's total indebtedness of $1.1
billion at November 30, 1995, approximately $460.0 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Increases in market interest rates will adversely affect the Company's net income.

   Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, increased $1.1 million in the first quarter of fiscal 1996 as compared to fiscal 1995, primarily as a result of a $9.4 million exchange of minority interest ownership in two hospitals for minority interest investment in two group physician practices.

   In the first quarter of fiscal 1996, the Company recorded income of $3.8 million, compared to $3.5 million in fiscal 1995, related to its investments in Houston Northwest Medical Center ("HNW") which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. Effective January 1, 1996, the Company acquired HNW from the hospital's Employee Stock Ownership Plan (ESOP). Following the transaction, HNW is a wholly owned subsidiary of the Company. See Note 5 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW as well as the acquisition of HNW.

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The majority of the Company's deferred tax assets related to approximately $235.0 million of tax loss and credit carryforwards at November 30, 1995, which the Company has available to offset future taxable income.
The AHM Merger (see Note 1 to the consolidated financial statements) caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the merger are thereafter subject to annual limitations (OrNda - $19.0 million; AHM - $16.0 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains', as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at November 30, 1995 will be realized through reversal of deferred tax liabilities.

   For the quarter ended November 30, 1995, the Company recorded income tax expense of $6.0 million on pre-tax income of $25.9 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   At November 30, 1995, the Company had working capital of $184.7 million, of which $119.8 million is cash, compared with $5.4 million at August 31, 1995. Substantially all of the cash balance at November 30, 1995 was utilized in connection with the January 1996 acquisition of HNW. The Company's cash portion of working capital is normally managed primarily through a revolving credit arrangement, whereby excess cash generated through operations or otherwise is generally used to reduce the outstanding revolving credit facility. When cash requirements arise, the revolving credit facility is drawn upon as needed. The revolving credit facility matures on October 30, 2001 and is classified as long-term debt on the Company's balance sheet. At November 30, 1995, the Company had $416.1 million of borrowing capacity available for general corporate purposes and acquisitions under its Restated Credit Facility.

   In the three months ended November 30, 1995, the Company's operating activities used cash of $5.0 million. Cash from operations was used for the $12.7 million increase in patient accounts receivable, net of the provision for doubtful accounts. The increase in patient accounts receivable resulted primarily from delays in payment from certain state Medicaid/Medical programs. The Company anticipates the receipt of these payments in the second and third quarter of fiscal 1996. In addition, cash from operations was used for income tax payments of $21.8 million and interest payments of $36.4 million. Such uses were partially offset by $19.1 million of proceeds from sales of an investment security classified as trading.

   Net cash used in investing activities of $46.7 million during the quarter ended November 30, 1995 consisted primarily of capital expenditures of $14.1 million and $29.8 million for the acquisition of hospitals and related assets. The Company's Restated Credit Facility limits its annual capital expenditures to $100.0 million, plus carry-overs of certain unused amounts as specified in the Restated Credit Facility. The Company's management currently expects to incur approximately $100.0 million of capital expenditures in fiscal 1996.
Net cash provided by financing activities for the quarter ended November 30, 1995 of $166.6 million resulted primarily from $193.0 million sale of common stock and exercise of stock options offset by a $22.6 million use of cash resulting from the net decrease in revolving credit facilities and scheduled principal payments on other debt.

   On October 27, 1995, the Company executed an amended and restated credit agreement (the "Restated Credit Facility") to increase the borrowing capacity of the Company from $660.0 million to $900.0 million. Under the terms of the Restated Credit Facility, on November 30, 1995, the Company had $416.1 million of borrowing capacity available for general corporate purposes and acquisitions. See Note 3 to the accompanying consolidated financial statements for further discussion of the Restated Credit Facility.

   On November 6, 1995, the Company completed the sale of 10,000,000 shares of its Common Stock at a $17.625 per share public offering price. On November 9, 1995, the underwriters exercised an option to purchase an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $192.3 million, after deducting estimated offering expenses and underwriting discounts, was used to reduce the indebtedness under the revolving portion of the Restated Credit Facility in the amount of $27.2 million and for general corporate purposes.

   On November 7, 1995, the Company issued a notice of redemption to the holders of its Payable in Kind Cumulative Redeemable Convertible Preferred Stock (the "PIK Preferred") for $15 per share with a redemption date of December 8, 1995. In the quarter ended November 30, 1995, 1,355,519 shares of PIK Preferred were converted into 1,355,519 shares of the Company's Common Stock and 7,416 shares of the PIK Preferred remained outstanding. On December 8, 1995, the remaining 7,416 shares of PIK Preferred were redeemed for $15 per share plus dividends of $0.16 per share accrued through the redemption date.

   The Company believes that the cash flows generated by the Company's operations together with availability of credit under the Company's Restated Credit Facility will be sufficient to meet the Company's short and long-term cash needs. However, the Company's net debt-to-total-capitalization ratio at November 30, 1995 is 60.8%. If the acquisition of HNW had occurred on November 30, 1995, the net debt-to-total-capitalization ratio would have been approximately 66.3%. Such leverage may limit the amount of additional indebtedness available to the Company for acquisitions requiring capital in excess of amounts currently available under the Restated Credit Facility. Alternative financing may be available under other arrangements, such as off-balance-sheet financing arrangements or additional equity offerings.

   As discussed in more detail in Note 4 to the accompanying consolidated financial statements, the IRS is currently engaged in an examination of the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit, which subsequent to the Company's acquisition thereof in April 1994, merged into the Company. Summit has received a revenue agent's report with proposed adjustments for the years 1984 through 1986 aggregating as of November 30, 1995 approximately $16.6 million of income tax, $60.0 million of interest on the tax, $43.9 million of penalties and $20.3 million of interest on the penalties. Summit has filed a protest opposing the proposed adjustments. The Company believes that Summit properly reported its income and paid its taxes in accordance with applicable laws and in accordance with previous agreements established with the IRS. The Company believes that the final outcome of the IRS's examinations of Summit's prior years' income taxes will not have a material adverse effect on the results of operations or financial position of the Company.

   Inflation. A significant portion of the Company's operating expenses are subject to inflationary increases, the impact of which the Company has historically been able to substantially offset through charge increases, expanding services and increased operating efficiencies. To the extent that inflation occurs in the future, the Company may not be able to pass on the increased costs associated with providing health care services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

   As of November 30, 1995, the Company had approximately $460.0 million of debt outstanding under the Restated Credit Facility with an interest rate of LIBOR plus 1.50%. Interest rates in the future may be subject to upward and
downward adjustments based on the Company's leverage ratio.   To the extent
that interest rates increase in the future, the Company may experience higher interest rates on such debt. A 1% increase in the prime rate or LIBOR would result in approximately a $4.6 million increase in annual interest expense based upon the Company's credit facility indebtedness outstanding at November 30, 1995.

OUTLOOK

   Revenue Trends. Future trends for revenue and profitability are difficult to predict; however, the Company believes there will be continuing pressure to reduce costs and develop integrated delivery systems with geographically concentrated service capabilities. Accomplishment of these objectives can be achieved through the continuation of strategic acquisitions and affiliations with other health care providers. Such acquisitions and affiliations enhance the Company's ability to 1) negotiate with managed care providers in each area of geographic concentration; 2) negotiate reduced costs with vendors; 3) acquire or create physician groups; and 4) reduce duplication of services in local communities. The Company believes acquisitions and affiliations are still highly probable as the investor-owned hospitals represent only approximately 13.5% of the hospital industry as of December 31, 1993.

   Health Care Reform. The Company derives a substantial portion of its revenue from third party payors, including the Medicare and Medicaid programs. During the quarters ended November 30, 1994 and 1995, the Company derived an aggregate of 56.5% and 57.7%, respectively, of its gross revenue from the Medicare and Medicaid programs.

   Changes in existing governmental reimbursement programs in recent years have resulted in reduced levels of reimbursement for health care services, and additional changes are anticipated. Such changes are likely to result in further reductions in the rate of increase in reimbursement levels especially since, in order to reach a balanced budget by the year 2002, in October 1995 the U.S. House of Representatives and the U.S. Senate passed budget reconciliation bills providing for $270 billion in savings under the Medicare program over seven years by reducing the growth rate of the program to approximately 6% a year from 10% and $169 billion and $172 billion in savings under the Medicaid program in the House and Senate versions, respectively, by converting the federal share of the program to a block grant to the states and by gradually reducing growth to approximately 5% to 6% a year from 10%. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

   Significant limits on reimbursement rates could adversely affect the Company's results of operations. The Company is unable to predict the effect these changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company.

   Technological Changes. The rapid technological changes in health care services will continue to require significant expenditures for new equipment and updating of physical facilities. The Company believes that the cash flows generated by the Company's operations together with availability of credit under the Company's Restated Credit Facility will be sufficient to meet the Company's short and long-term cash needs for capital expenditures and operations.

   Excess Capacity. Excess capacity in acute care hospitals will require the Company to continue to shift resources from traditional inpatient care to various outpatient activities. The Company's ability to effectively shift those resources and maintain market share will have a direct impact on the continued profitability of the Company.

   Marketing Expense. Marketing expense is expected to increase in the future as the Company increases efforts to gain market share in its areas of geographic concentration. Additional marketing will be necessary to increase awareness of the services provided by the Company's facilities in the local market place and distinguish its facilities from their competitors.

   Tax Rate. The Company expects its effective tax rate to increase to approximately 28% for fiscal 1996 due to the January 1996 acquisition of HNW. This estimated rate does not reflect the effect of any pending acquisitions which may cause the rate to increase. Additionally, the Company expects its effective tax rate to approximate the statutory tax rate by fiscal 1998.

   Stock.  The Company's stock price is subject to significant volatility.
If revenues or earnings fail to meet expectations of the investment community, there could be an immediate and significant impact on the trading price for the Company's stock. Because of stock market forces beyond the Company's control and the nature of its business, such shortfalls can be sudden.

   The Company believes it has the asset portfolio and financial resources necessary for continued success, but revenue and profitability trends cannot be precisely determined at this time.
PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

                               EXHIBIT INDEX

     No.
     10 Form of Stock Option Agreement between the Company and its executive officer stock option grantees for its November 1995 stock option grants

     11   Computation of per share earnings

     27 Financial Data Schedule (included only in filings under the Electronic Data Gathering Analysis and Retrieval System)

     b. Reports on Form 8-K. Seven reports on Form 8-K were filed by the registrant during the fiscal quarter ended November 30, 1995 as follows:

Date of Current        Item(s) Reported          Any Financial Statements
Report                                           Filed

September 27, 1995     Item 5-Other Evens        No
                       Item 7(c) - Exhibits      No

October 2, 1995        Item 5-Other Events       No
                       Item 7(c) - Exhibits

October 10, 1995       Item 5-Other Events       No
                       Item 7(c) - Exhibits

October 30, 1995       Item 5-Other Events       No
                       Item 7(c) - Exhibits

October 31, 1995       Item 5-Other Events       No
                       Item 7(c) - Exhibits

November 6, 1995       Item 5-Other Events       No
                       Item 7(c) - Exhibits

November 24, 1995      Item 5-Other Events       No
                       Item 7(c) - Exhibits
/TABLE

                        ORNDA HEALTHCORP AND SUBSIDIARIES

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OrNda HealthCorp
                                        (Registrant)


January 12, 1996                      (Signature)
                                       PHILLIP W. ROE
                                       Vice President and Controller
                                       (Principal accounting officer
                                       and authorized signatory)
                                                                 Exhibit 10

                          STOCK OPTION AGREEMENT

     AGREEMENT dated as of November 29, 1995, by and between OrNda HealthCorp, a Delaware corporation (the "Company"), and ____________________ (the "Executive").

     WHEREAS, the Company has adopted the OrNda HealthCorp 1994 Management Equity Plan (the "Plan") and the Company's stockholders have ratified such adoption; and

     WHEREAS, the Company desires to grant to the Executive an option under the Plan to acquire an aggregate of ____________________ shares of the Company's Common stock, $.01 par value (the "Common Stock"), on the terms set forth herein.

     NOW, THEREFORE, the parties agree as follows:

     1. Definitions. Capitalized terms not otherwise defined herein shall have the meanings set forth in the Plan.

     2. Grant of Option. The Executive is hereby granted a Nonqualified Stock Option (the "Option") to purchase an aggregate of ____________________ shares of Common Stock pursuant to the terms of this Agreement and the provisions of the Plan.

     3. Option Price. The exercise price of the Option shall be $18.75 per share of Common Stock issuable thereunder.

     4.   Conditions to Exercisability.

          (a) If the Executive continues to be employed by the Company on the tenth anniversary of the date hereof, the Option shall become exercisable in full on such date. Notwithstanding the foregoing, the Option will become exercisable with respect to twenty percent (20%) of the shares of Common Stock covered thereby as of the last day of each fiscal year of the Company set forth on the table below if (1) the Executive continues to be employed by the Company on such date and (2) the Company's Earnings Per Share (as defined below) for such fiscal year (the "Required Earnings Per Share") equals or exceeds the amounts set forth in the table below:

            Fiscal Year                           Required
            Ending On                           Earnings Per Share
          August 31, 1996                         $1.62
          August 31, 1997                         $2.11
          August 31, 1998                         $2.42
          August 31, 1999               To be determined by Committee
          August 31, 2000               To be determined by Committee

          (b) Notwithstanding the foregoing, if the Company's Earnings Per Share with respect to the two (2) consecutive fiscal years of the Company either (i) commencing September 1, 1995 and ending on August 31, 1997 or (ii) commencing September 1, 1996 and ending August 31, 1998, equals or exceeds $2.42 for each such year and the Executive continues to be employed by the Company on the last day of the second such fiscal year, the Option shall become exercisable in full as of the last day of the second such fiscal year.

          (c) Notwithstanding the foregoing, the Option shall become exercisable in full upon the occurrence of a Change in Control of the Company.

          (d) Notwithstanding the foregoing, the Option shall become exercisable, in whole or in part, at any time at the discretion of the Compensation Committee of the Company's Board of Directors (the "Committee").

          (e) The term "Earnings Per Share" shall mean the Company's publicly reported primary earnings per share for a fiscal year period excluding (each an "Exclusion") (i) extraordinary gains and losses; (ii) all gains and losses from acquisitions and dispositions; (iii) pooling expenses, special executive compensation charges and other non-recurring charges provided each such Exclusion from said publicly reported primary earnings per share must be approved by the Committee, in its sole discretion, as the type of non-operating gain or loss properly excluded from the Company's publicly reported primary earnings per share in arriving at a per share earnings number for the Company which more accurately indicates the Company's operating earnings for each such year to apply against the Required Earnings Per Share target for such year.

     5. Period of Option. The Option shall expire on the earliest to occur of:

          (a) the expiration of one (l) month following the tenth anniversary of the date hereof:

          (b) the first anniversary of the Executive's death or termination of employment for Disability; and

          (c) three months after the Executive's termination of employment other than for death or Disability.

     6.   Exercise of Option.

          (a) The Option shall be exercised in the following manner: the Executive, or the person or persons having the right to exercise the Option upon the death or Disability of the Executive, shall deliver to the Company written notice specifying the number of shares of Common Stock which the Executive elects to purchase. The Executive (or such other person) must either
(i) include with such notice full payment of the exercise price for the Common Stock being purchased pursuant to such notice or (ii) provide for a broker-dealer to forward such full payment to the Company, in a manner and in a period of time acceptable to the Company, in a cashless exercise procedure. Payment of the exercise price must be made (i) in cash, (ii) by certified or cashier's check, (iii) by delivery to the Company of Common Stock previously owned for at least six months and having a Fair Market Value equal to the aggregate exercise price, or (iv) in a combination of cash, check and Common Stock. In lieu of the payment of the exercise price as set forth in the foregoing sentence, upon request of the Executive (or such other person), the Company may, in its sole discretion, allow the Executive to exercise the Option or a portion thereof by tendering shares of Common Stock previously owned for less than six months, including shares received upon exercise of such Option.

          (b) Upon the request of the Executive, or the person or persons having the right to exercise the Option upon the death or Disability of the Executive, the Company may, in its sole discretion, in lieu of a normal issuance of shares upon exercise of the Option in whole or in part, pay the Executive in cash, Common Stock or a combination of cash and Common Stock, as the Company shall determine, in an amount determined by multiplying (i) the excess of the Fair Market Value of a share of Common Stock on the date of exercise of such Option over the per share exercise price of the Option by
(ii) the number of shares of Common Stock as to which the Option is being exercised.

          (c) Full payment of the exercise price for shares subject to the Option and any applicable federal and state withholding tax shall be made at the time of exercise of any portion of the Option. No shares shall be issued until full payment has been made, and the Executive shall have none of the rights of a stockholder until shares are issued to him. The Company may authorize, but shall have no obligation to permit, the payment of any applicable federal or state withholding tax by the tender of shares of Common Stock, including the tender of shares which otherwise would be issued to the Executive upon exercise of the Option, provided, however, that any such payment by a director or officer subject to Section 16(b) of the Exchange Act shall be in compliance with Rule 16b-3.

          (d) If the Plan or any law, regulation or interpretation requires the Company to take any action regarding the Common Stock before the Company issues certificates for the Common Stock being purchased, the Company may delay delivering the certificates for the Common Stock for the period necessary to take such action. The certificate or certificates representing the Common Stock acquired pursuant to the Option may bear a legend restricting the transfer of such Common Stock, and the Company may impose stop transfer instructions to implement such restrictions, if applicable.

          (e) The Executive will not be deemed to be a holder of any shares pursuant to exercise of the Option until the date of the issuance of a stock certificate to him for such shares of Common Stock and until the shares of Common Stock are paid for in full.

     7. Representations. (a) The Company represents and warrants that this Agreement has been authorized by all necessary corporate action of the Company and is a valid and binding agreement of the Company enforceable against the Company in accordance with its terms.

          (b) The Executive represents and warrants that he is not a party to any agreement or instrument which would prevent him from entering into or performing his duties in any way under this Agreement.

     8. Entire Agreement. This Agreement contains all the understandings between the parties hereto pertaining to the matters referred to herein, and supersedes all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto. The Executive represents that, in executing this Agreement, he does not rely and has not relied upon any representation or statement not set forth herein made by the Company with regard to the subject matter, bases or effect of this Agreement or otherwise.

     9. Amendment or Modification Waiver. No provision of this Agreement may be amended or waived unless such amendment or waiver is agreed to in writing, signed by the Executive and by a duly authorized officer of the Company. No waiver by any party hereto or any breach by another party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, any prior time or any subsequent time.

     10. Notices. Any notice to be given hereunder shall be in writing and shall be deemed given when delivered personally, sent by courier or telecopy or registered or certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:

          To Executive at:
          The Executive's residence address
          then on file with the Company's or its affiliates'
          Human Resources Department

          To the Company at:
          OrNda HealthCorp
          3401 West End Avenue
          Nashville, Tennessee 37203
          Attn: General Counsel
          Telecopy: (615) 783-1232

     Any notice delivered personally or by courier under this Section 10 shall be deemed given on the date delivered and any notice sent by telecopy or registered or certified mail, postage prepaid, return receipt requested, shall be deemed given on the date telecopied or mailed.

     11. Severability. If any provision of this Agreement or the application of any such provision to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Agreement or the application of such provision to such person or circumstances other than those to which it is so determined to be invalid and unenforceable, shall not be affected thereby, and each provision hereof shall be validated and shall be enforced to the fullest extent permitted by law.

     12. Nontransferability. This Option (or any portion thereof) is not transferable by the Executive otherwise than by will or by the laws of descent and distribution.

     13. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

     14. Governing Law. This agreement will be governed by and construed in accordance with the laws of the State of Tennessee, without regard to its conflicts of laws principles.

     15. Headings. All descriptive headings of sections and paragraphs in this Agreement are intended solely for convenience, and no provision of this Agreement is to be construed by reference to the heading of any section or paragraph.

     16. Construction. This Agreement is made under and subject to the provisions of the Plan, and all of the provisions of the Plan are hereby incorporated herein as provisions of this Agreement. If there is a conflict between the provisions of this Agreement and the provisions of the Plan, the provisions of the Plan will govern. By signing this Agreement, the Executive confirms that he has received a copy of the Plan and has had an opportunity to review the contents thereof.

     17. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


                              ORNDA HEALTHCORP

                              (Signature)
                              Ronald P. Soltman
                              Senior Vice President


                              Executive:

                              ________________________________________
                              [NAME]

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                   EXHIBIT 11 - COMPUTATION  OF PER SHARE EARNINGS
                    (in thousands, except per     share amounts)
                                       Three Months Ended November 30,
                                             1994              1995
Primary
Average shares outstanding . . . . .        43,540            48,130
Net effect of dilutive common stock
  equivalents:
    Stock options and warrants-
      treasury stock method. . . . . .       1,249             1,389
                                          ________         _________
TOTAL. . . . . . . . . . . . . . . . .      44,789            49,519
                                          ========         =========
Net income as adjusted for . . . . . .
  preferred stock dividends. . . . . .    $ 12,855         $  19,587
                                          ========         =========

Per share amount . . . . . . . . . . .    $   0.29         $    0.40
                                          ========         =========
Fully Diluted
Average shares outstanding . . . . . .      43,540            48,130
Net effect of dilutive common stock
  equivalents:
    Stock options and warrants-
      treasury stock method. . . . . .       1,249             1,385
    Assumed conversion of redeemable
      preferred stock. . . . . . . . .         --  (1)         1,248
                                          ________         _________
TOTAL. . . . . . . . . . . . . . . . .      44,789            50,763
                                          ========         =========

Net income . . . . . . . . . . . . . .    $ 13,350        $   19,919
Preferred stock dividend requirements.        (495)             --
                                          ________        __________
Net income as adjusted for preferred .
  stock dividends. . . . . . . . . . .    $ 12,855        $   19,919
                                          ========        ==========
Per share amount . . . . . . . . . . .    $   0.29        $     0.39
                                          ========        ==========

(1) Shares issuable upon the conversion of redeemable preferred stock have not been included in the calculation of earnings per share because the effect of their inclusion would be anti-dilutive.