Form 10-Q
period 1996-02-29
ORNDA HEALTHCORP
filed 1996-04-12
CIK 719242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------
                                   FORM 10-Q
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 29, 1996

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
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                        3401 West End Avenue, Suite 700
                    (Address of principal executive offices)

                                   37203-1042
                                   (Zip Code)
        Registrant's telephone number, including area code: 615-383-8599
                                  ------------
   Former name, former address and former fiscal year, if changed since last report: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

     Number of shares of common stock ($.01 par value) outstanding as of March 31, 1996: 58,156,258

                                ORNDA HEALTHCORP
                                   FORM 10-Q
                               February 29, 1996

                                     INDEX
                                                                       Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income for the Three
          Months Ended February 28, 1995 and February 29, 1996................3

          Consolidated Statements of Income for the Six Months
          Ended February 28, 1995 and February 29, 1996...................... 4

          Consolidated Balance Sheets as of August 31, 1995
          and February 29, 1996...............................................5

          Consolidated Statements of Cash Flows for the Six
          Months Ended February 28, 1995 and February 29, 1996................6

          Notes to Consolidated Financial Statements..........................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................12

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................21

Item 6.  Exhibits and Reports on Form 8-K....................................22

SIGNATURE....................................................................23

EXHIBIT 11

EXHIBIT 27

                                   PART I. FINANCIAL INFORMATION
                                    Item 1. Financial Statements

                                 ORNDA HEALTHCORP AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                THREE MONTHS ENDED FEBRUARY 28, 1995
                                       AND FEBRUARY 29, 1996
                                            (Unaudited)
                               (in thousands, except per share data)


                                                                                 Three Months Ended
                                                                       --------------------------------------
                                                                        February 28, 1995  February 29, 1996
                                                                       ------------------  ------------------
Total Revenue                                                             $  442,725         $  542,888
Costs and Expenses:
    Salaries and benefits                                                    195,725            233,511
    Supplies                                                                  53,482             73,321
    Purchased services                                                        51,421             51,742
    Provision for doubtful accounts                                           30,406             35,095
    Other operating expenses                                                  46,287             61,453
    Depreciation and amortization                                             19,767             24,591
    Interest expense                                                          27,832             26,278
    Interest income                                                           (1,171)            (1,134)
    Minority interest                                                           (123)             1,593
                                                                           ---------         ----------
                                                                              19,099             36,438
Income from investments in Houston
    Northwest Medical Center                                                   3,472              1,344
                                                                           ---------         ----------

Income before income tax expense                                              22,571             37,782
Income tax expense                                                             2,652             10,327
                                                                           ---------         ----------
Net income                                                                    19,919             27,455
Preferred stock dividend requirements                                           (508)                --
                                                                           ---------         ----------
Net income applicable to common shares                                     $  19,411         $   27,455
                                                                           =========         ==========
Net income per common and common
    equivalent share                                                       $    0.43         $     0.46
                                                                           =========         ==========
Net income per common share
    assuming full dilution                                                 $    0.43         $     0.46
                                                                           =========         ==========

Weighted average common and dilutive
    common equivalent shares outstanding                                      44,642             59,972
                                                                           =========         ==========

Weighted average common shares outstanding
    assuming full dilution                                                    46,195             60,208
                                                                           =========         ==========

                                   PART I. FINANCIAL INFORMATION
                                    Item 1. Financial Statements

                                 ORNDA HEALTHCORP AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                 SIX MONTHS ENDED FEBRUARY 28, 1995
                                       AND FEBRUARY 29, 1996
                                            (Unaudited)
                               (in thousands, except per share data)

                                                                                 Six Months Ended
                                                                        ------------------------------------
                                                                        February 28, 1995  February 29, 1996
                                                                        -----------------  -----------------
Total Revenue                                                             $  860,746         $1,036,453
Costs and Expenses:
    Salaries and benefits                                                    379,725            443,876
    Supplies                                                                 106,861            138,211
    Purchased services                                                        97,566            103,961
    Provision for doubtful accounts                                           59,144             68,302
    Other operating expenses                                                  92,439            121,406
    Depreciation and amortization                                             40,409             48,052
    Interest expense                                                          54,982             53,464
    Interest income                                                           (2,206)            (2,288)
    Minority interest                                                             99              2,946
                                                                          ----------          ---------
                                                                              31,727             58,523
Income from investments in Houston
    Northwest Medical Center                                                   6,948              5,128
                                                                          ----------          ---------

Income before income tax expense                                              38,675             63,651
Income tax expense                                                             5,406             16,277
                                                                          ----------          ---------
Net income                                                                    33,269             47,374
Preferred stock dividend requirements                                         (1,003)              (332)
                                                                          ----------          ---------
Net income applicable to common shares                                    $   32,266          $  47,042
                                                                          ==========          =========
Net income per common and common
    equivalent share                                                      $     0.72          $    0.86
                                                                          ==========          =========
Net income per common share
    assuming full dilution                                                $     0.72          $    0.85
                                                                          ==========          =========

Weighted average common and dilutive
    common equivalent shares outstanding                                      44,715             54,745
                                                                          ==========          =========

Weighted average common shares outstanding
    assuming full dilution                                                    44,813             55,815
                                                                          ==========          =========

                                 ORNDA HEALTHCORP AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                 (in thousands, except share data)

                                                                          August 31,             February 29,
                                                                            1995                    1996
                                                                        -----------              ------------
                                                      ASSETS

Current Assets:
    Cash and cash equivalents                                           $     4,963              $     17,787
    Patient accounts receivable, net of allowance for
       uncollectibles of $58,632 at August 31, 1995
       and $73,155  at February 29, 1996                                    307,601                   370,165
    Supplies, at cost                                                        34,097                    40,082
    Other                                                                    57,052                    46,684
                                                                        -----------              ------------
       Total Current Assets                                                 403,713                   474,718

Property, Plant and Equipment, at cost:
    Land                                                                    126,436                   138,178
    Buildings and improvements                                              870,352                   967,783
    Equipment and fixtures                                                  359,979                   395,376
                                                                        -----------              ------------
                                                                          1,356,767                 1,501,337

    Less accumulated depreciation and amortization                          288,410                   324,616
                                                                        -----------              ------------
                                                                          1,068,357                 1,176,721

Investments in Houston Northwest Medical Center                              73,755                        --

Excess of Purchase Price Over Net Assets Acquired,
    net of accumulated amortization                                         318,029                   422,449

Other Assets                                                                 82,550                   104,848
                                                                        -----------              ------------
                                                                        $ 1,946,404              $  2,178,736
                                                                        ===========              ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                    $   117,258              $    140,506
    Accrued expenses and other liabilities                                  220,851                   195,948
    Current maturities of long-term debt                                     60,182                    55,736
                                                                        -----------              ------------
       Total Current Liabilities                                            398,291                   392,190

Long-term Debt                                                            1,013,423                 1,023,651

Other Liabilities                                                           141,552                   177,242

Shareholders' Equity:
    Convertible preferred stock,
       $.01 par value, 10,000,000 authorized shares,
       issued 1,329,701 shares at August 31, 1995                            20,112                        --
    Common stock, $.01 par value,
       authorized 200,000,000 shares, issued and
       outstanding 44,877,804 shares at August 31, 1995
       and 58,096,258 shares at February 29, 1996                               449                       581
    Additional paid-in capital                                              414,805                   631,718
    Retained earnings (deficit)                                             (94,020)                  (46,646)
    Unrealized gains on available-for-sale
       securities, net of tax                                                51,792                        --
                                                                        -----------              ------------
                                                                            393,138                   585,653
                                                                        -----------              ------------
                                                                        $ 1,946,404              $  2,178,736
                                                                        ===========              ============

                                 ORNDA HEALTHCORP AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (in thousands)


                                                                                   Six Months Ended
                                                                        ------------------------------------
                                                                        February 28, 1995  February 29, 1996
                                                                        -----------------  -----------------

CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                 $    33,269         $   47,374
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Non-cash portion of (income)loss from investments in
              Houston Northwest Medical Center                                  (6,672)            (4,213)
          Depreciation and amortization                                         40,409             48,052
          Provision for doubtful accounts                                       59,144             68,302
          Changes in assets and liabilities net of effects from
              acquisitions and dispositions of hospitals:
                 Patient accounts receivable                                   (91,470)          (102,159)
                 Other current assets                                           (5,600)            (4,189)
                 Other assets                                                     (876)             2,638
                 Accounts payable, accrued
                    expenses and other liabilities                              (8,714)           (14,157)
                 Other liabilities                                              (1,009)            (8,053)
          Proceeds from sales of trading investment security                       ---             20,625
                                                                           -----------         ----------
          Net cash provided by operating activities                             18,481             54,220
                                                                           -----------         ----------
CASH FLOW USED IN INVESTING ACTIVITIES:
          Acquisitions of hospitals and related assets                         (31,234)          (200,198)
          Capital expenditures                                                 (25,701)           (36,216)
          Increase in notes receivable                                          (2,128)            (5,050)
          Payments received on long-term notes and other receivables             1,734              4,048
          Other investing activities                                               491              1,975
                                                                           -----------         ----------
          Net cash used in investing activities                                (56,838)          (235,441)
                                                                           -----------         ----------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                                 3,541            197,045
          Principal payments on long-term debt borrowings                      (80,940)           (62,975)
          Proceeds received on long-term debt borrowings                        99,840             65,000
          Financing costs incurred in connection with
              long-term borrowings                                                (637)            (3,797)
          Other                                                                    240             (1,228)
                                                                           -----------         ----------
          Net cash provided by financing activities                             22,044            194,045
                                                                           -----------         ----------

NET INCREASE(DECREASE)  IN CASH AND CASH EQUIVALENTS                           (16,313)            12,824
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  17,374              4,963
                                                                           -----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     1,061         $   17,787
                                                                           ===========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)                                $    55,639         $   54,012
       Income taxes                                                              1,158             22,365

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
       Preferred stock dividends                                                 1,003                332
       Conversion of preferred stock to common stock                                --             20,333
       Capital lease obligations incurred                                        1,729                133
       Stock issued for acquisitions of health care facilities                   3,563                 --
       Exchange of minority ownership in hospitals for minority
          interest ownership in physician practices                                 --              9,400

                       ORNDA HEALTHCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               February 29, 1996


NOTE 1 - REPORTING ENTITY

     OrNda HealthCorp ("Company"), which is incorporated in the State of Delaware, is a provider of health care services through the operation of medical/surgical hospitals located primarily in the southern and western United States. On April 19, 1994, the Company exchanged shares of its common stock for all the outstanding common stock of American Healthcare Management, Inc. ("AHM"), and merged AHM with and into the Company (the "AHM Merger"). The
AHM Merger was accounted for as a pooling-of-interests. Where such reference is necessary to enhance the understanding of the information presented, OrNda HealthCorp, excluding the accounts of AHM, is hereafter referred to as "OrNda." Also on April 19, 1994, OrNda purchased all the outstanding common stock of Summit Health Ltd. ("Summit") pursuant to a merger of SHL Acquisition Co., a wholly owned subsidiary of the Company, with and into Summit (the "Summit Merger"). The Summit Merger was accounted for as a purchase.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended February 29, 1996 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1995.

     Earnings Per Share. Earnings per common and common equivalent share is based on the Company's weighted average number of outstanding shares adjusted for the dilutive effect of common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of stock options and warrants representing 0.7 million and 1.9 million equivalent shares for the three months ended February 28, 1995 and February 29, 1996, respectively, and 1.0 million and
1.7 million shares for the six months ended February 28, 1995 and February 29, 1996, respectively. Earnings per common share assuming full dilution for the three months ended February 28, 1995, and six months ended February 29, 1996 assumes the conversion of the Company's redeemable convertible preferred stock into common shares.

NOTE 3 - LONG-TERM DEBT

     On October 27, 1995, the Company executed an amended and restated credit agreement (the "Restated Credit Facility") which increased the Company's borrowing capacity under its credit facility from approximately $660.0 million to $900.0 million of which $488.8 million was outstanding on February 29, 1996 and of which commitment availability had been reduced by issued letters of credit of $28.4 million and a scheduled principal payment of $11.2 million. The Restated Credit Facility, which amends the Company's previous credit agreement dated April 19, 1994, will mature on October 30, 2001 and consists of the following facilities (the "Senior Credit Facilities"):
(i) a revolving commitment of $440 million to refinance the debt under the previous credit agreement, for general corporate purposes, to issue up to $50 million of letters of credit, and for strategic acquisitions; and, (ii) a $460 million term loan to refinance debt under the previous credit agreement payable in incremental quarterly installments beginning February 29, 1996.

     Loans under the Restated Credit Facility bear interest, at the option of the Company, at a rate equal to either (i) the "alternate base rate" plus 0.25% or (ii) LIBOR plus 1.50%, in each case subject to potential decreases or increases dependent on the Company's leverage ratio. Interest is payable quarterly if a rate based on the alternate base rate is elected or at the end of the LIBOR period (but in any event not to exceed 90 days) if a rate based on LIBOR is elected. The weighted average interest rate on the Company's borrowings under the Senior Credit Facilities at February 29, 1996 was 6.7%.

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

     The IRS is currently engaged in an examination of the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit, which subsequent to the Company's acquisition thereof in April 1994 merged into the Company. Summit has received a revenue agent's report with proposed adjustments for the years 1984 through 1986 and Summit has filed a protest opposing the proposed adjustments. The IRS has challenged, among other things, the propriety of certain accounting methods utilized by Summit for tax purposes, including the use of the cash method of accounting by certain of Summit's subsidiaries (the "Summit Subsidiaries") prior to fiscal year 1988. The cash method was then prevalent within the hospital industry and the Summit Subsidiaries applied the method in accordance with prior agreements reached with the IRS. The IRS now asserts that an accrual method of accounting should have been used. The Tax Reform Act of 1986 (the "1986 Act") requires most large corporate taxpayers (including Summit) to use an accrual method of accounting beginning in 1987. Consequently, the Summit Subsidiaries changed to the accrual method beginning July 1, 1987. In accordance with the provisions of the 1986 Act, income that was deferred by use of the cash method through June 30, 1987 is being recognized as taxable income by the Summit Subsidiaries in equal installments over ten years beginning on July 1, 1987. The Company believes that Summit properly reported its income and paid its taxes in accordance with applicable laws and in accordance with previous agreements established with the IRS. The Company believes that the final outcome of the IRS's examinations of Summit's prior years' income taxes will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 5 - HOUSTON NORTHWEST MEDICAL CENTER

     Houston Northwest Medical Center ("HNW"), which was not operated by the Company until January, 1996, is a 498-bed acute care facility located in Houston, Texas. Effective January 1, 1996, the Company acquired the remaining equity interests in HNW for a total cash purchase price of $153.9 million.

     Prior to January 1996, the Company's investments in HNW consisted of (i) two classes of mandatorily redeemable preferred stock with a redemption value of $62.5 million; and, (ii) a mortgage note receivable with a balance of $7.4 million at December 31, 1995.

     The Company continued to apply the income recognition method described in Note 3 to the consolidated financial statements included in the Company's Form 10-K for the year ended August 31, 1995, for the Company's investment in HNW's mandatorily redeemable preferred stock until January 1996, at which time the Company began consolidating the operations of HNW. Income from investments in Houston Northwest Medical Center consists of the following (in thousands):

                                                          Three Months Ended            Six Months Ended
                                                      --------------------------  --------------------------
                                                      February 28,  February 29,  February 28,  February 29,
                                                         1995           1996         1995           1996
                                                      ------------  ------------  ------------  ------------
     Accretion of discount on mandatorily
       redeemable preferred stock                      $     522     $     189     $   1,043     $     757
     Dividend income on mandatorily
       redeemable preferred stock                          2,814         1,031         5,629         4,123
     Interest income on mortgage note
       receivable                                            136           124           276           248
                                                       ---------     ---------     ---------     ---------
                                                       $   3,472     $   1,344     $   6,948     $   5,128
                                                       =========     =========     =========     =========

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company adopted SFAS No. 115 on September 1, 1993, which resulted in an $85.5 million increase in shareholders' equity on the date of adoption (which primarily related to the HNW mandatorily redeemable preferred stock classified as "available-for-sale") with no impact on net income. There was no income tax effect because of the availability of book tax attribute carryforwards to offset the excess book basis over the tax basis of the investments. The unrealized gain on available for sale HNW securities was $45.8 million at December 31, 1995. The reduction from the original amount is due primarily to an increase in the book value of the investment and changes in long-term interest rates used to discount future cash flows.

     If the acquisition of HNW, and the effects of the Company's November 1995 sale of common stock (see Note 6) and Restated Credit Facility had occurred on September 1, 1995, results of operations for the six months ended February 29, 1996 on a pro forma basis, would have been as reflected below (in thousands, except per share data):

         Total revenue                                      $   1,089,449
         Net income                                                47,111
         Net income applicable to common shares                    46,779
         Net income per common share                                 0.79
         Net income per common share assuming full dilution $        0.78

NOTE 6 - SHAREHOLDERS' EQUITY

     On November 6, 1995, the Company completed the sale of 10,000,000 shares of its Common Stock at a $17.625 per share public offering price. On November 9, 1995, the underwriters exercised an option to purchase an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $192.3 million, after deducting offering expenses and underwriting discounts, were used to reduce all of the indebtedness under the revolving portion of the Restated Credit Facility in the amount of $27.2 million. The remaining proceeds were used for general corporate purposes.

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

         Broad provisions in the Medicare and Medicaid laws deal with fraud and abuse and physician self-referrals as well as similar provisions in many state laws. In recent years, government investigations of alleged violations of these laws have become common place in the health care industry. As with all health care providers participating to any significant extent in the Medicare and Medicaid programs, the Company could be materially adversely affected if it were to be found in violation of the fraud and abuse or physician self-referral laws as a result of its current or past business operations.

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's operating results for the three and six months ended February 29, 1996, as compared to the same periods of the prior year, were impacted by the February 1995 acquisition of three hospitals and related businesses that comprise the St. Luke's Health System ("St. Luke's") in Arizona and the January 1996 acquisition of Houston Northwest Medical Center ("HNW").

     Geographic Market Concentration. The Company's hospitals in greater Los Angeles, South Florida and Arizona generated the following percentages of the Company's total revenue for the six months ended February 28, 1995 and February 29, 1996, respectively;

                        Number    Percentage of     Number     Percentage of
                          of         2/28/95          of           2/29/96
                      Hospitals   Total Revenue    Hospitals   Total Revenue
                      ---------   -------------    ---------   -------------

  Greater Los Angeles     15          35.8%           15            32.7%
  South Florida            5          20.4%            6            18.8%
  Arizona                  3          6.1%             6            10.4%

     To the extent favorable or unfavorable changes in regulations or market conditions occur in these markets, such changes would likely have a corresponding impact on the Company's results of operations.

RESULTS OF OPERATIONS

     General Trends. During the periods discussed below, the Company's results of operations were affected by certain industry trends, changing components of total revenue, and changes in the Company's debt structure. The Company's results of operations have also been impacted by the acquisition of St. Luke's and HNW discussed above.

     Industry Trends. Outpatient services accounted for 29.4% and 30.0% of actual gross patient revenue for the three and six months ended February 29, 1996, respectively, compared to 27.3% and 27.6% in the same periods in the prior year reflecting the industry trend towards greater use of outpatient services and the expansion of the Company's outpatient services primarily achieved through activities including surgery, diagnostics, physician clinics and home health. The Company expects the industry trend towards outpatient services to continue as procedures currently being performed on an inpatient basis become available on an outpatient basis through technological and pharmaceutical advances. The Company plans to provide quality health care services as an extension of its hospitals through a variety of outpatient activities including surgery, diagnostics, physician clinics and home health.

     As discussed below, excluding the effect of the St. Luke's and HNW acquisitions noted above ("same hospitals basis"), total revenues have increased, reflecting higher utilization of outpatient and ancillary services, increased acuity of patients admitted, and an increase in admissions for inpatient procedures. The impact on revenue of increased patient acuity and general price increases has been partially offset by the increasing proportion of revenues derived from Medicare, Medicaid and managed care providers. The Company's gross revenue from fixed reimbursement third party payors represented approximately 88.0% of the Company's total gross revenue for the first six months of fiscal 1996.
These major payors substantially pay on a fixed payment rate on a per patient or a per diem basis instead of a cost or charge reimbursement methodology. Fixed payments limit the ability of the Company to increase revenues through price increases. While these fixed payment rates have increased annually, the increases have historically been at a rate less than the Company's increases in costs, and have been inadequate to reflect increases in costs associated with improved medical technologies. The Company has been able to mitigate such inflationary pressures through cost control programs, as well as utilization management programs which reduce the number of days that patients stay in the hospital and the amount of hospital services provided to the patient. The Company also has programs designed to improve the margins associated with the revenues derived from government payors and managed care providers as well as programs designed to enhance overall hospital margins. The Company's operations may also be enhanced through strategic acquisitions. The Company intends to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks.

                 Three Months Ended February 29, 1996 Compared
                 With The Three Months Ended February 28, 1995

     Total revenue for the quarter ended February 29, 1996, increased over the same period in the prior year by $100.2 million or 22.6% to $542.9 million. The 22.6% increase is a result of the acquisitions discussed above as well as an increase in same hospitals revenue as discussed below. The increase in total revenue attributable to acquisitions, net of divestitures, was $64.2 million. Net income applicable to common shares for the quarter ended February 29, 1996, was $27.5 million, or $0.46 per share, compared to $19.4 million, or $0.43 per share, in the same period last year.

     Operating expenses in the quarter ended February 29, 1996, increased
20.6% ($77.8 million) compared to the same period in prior year primarily as a result of the acquisitions discussed above and the increase in same hospital revenues and volumes discussed below. Actual salaries and benefits as a percentage of total revenue decreased from 44.2% in the second quarter of fiscal 1995 to 43.0% in the second quarter of fiscal 1996 mainly as a result of labor efficiencies achieved at certain facilities.

     Actual other operating expenses increased 32.8% ($15.2 million). This category of expense increased at a rate greater than other categories due to acquisitions of physician practice groups which include the majority of the non-salary expenses in other operating expense. In addition, the St. Luke's acquisition in fiscal 1995 also included a Medicaid HMO. Operating expenses for the quarter ended February 29, 1996, increased approximately $3.7 million for claims payments made by the Medicaid HMOs to third party providers. In addition, other operating expenses increased $1.8 million for rent expense related to acquisitions financed through leasing agreements with third parties.

     On a same hospitals basis, total revenue increased 8.3%($36.0 million) primarily as a result of a 4.3% increase in admissions and a 16.2% increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits decreased as a percent of total revenue from 44.9% in the second quarter of fiscal 1995 to 44.4% in the second quarter of fiscal 1996 due to labor efficiencies achieved at certain hospitals. Supplies expense increased 16.4% ($8.7 million) and as a percentage of total revenue increased from 12.3% in the second quarter of fiscal 1995 to 13.2% in the second quarter of fiscal 1996. Purchased services decreased 8.1% ($4.1 million) and as a percentage of total revenue decreased from 11.8% in the second quarter of fiscal 1995 to 10.0% in the second quarter of fiscal 1996 primarily due to a reclassification in fiscal 1996 of the supply component of major contracts from purchased services to supplies expense. The provision for doubtful accounts increased 4.1% ($1.2 million) but decreased from 7.0% of total revenue for the quarter ended February 28, 1995 to 6.7% for the quarter ended February 29, 1996. Other operating expenses increased 12.0% ($4.6 million) and as a percentage of total revenue increased from 9.0% in fiscal 1995 to 9.3% in fiscal 1996, primarily as a result of increases in marketing and rent expenses.

     Depreciation and amortization for the quarter ended February 29, 1996, increased 24.4% ($4.8 million) over the prior year primarily as a result of the acquisitions of St. Luke's and HNW. The increase in depreciation and amortization attributable to acquisitions, net of divestitures, was $2.5 million. In addition, amortization on intangibles increased as a result of new business units.

     Interest expense for the second quarter of fiscal 1996 as compared to the same period last year decreased 5.6% ($1.6 million) primarily as a result of a decline in the average debt balance outstanding and improved pricing under the Restated Credit Facility in the first quarter of fiscal 1996. Of the Company's total indebtedness of $1.1 billion at February 29, 1996, approximately $488.8 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Increases in market interest rates will adversely affect the Company's net income.

     Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, increased $1.7 million in the second quarter of fiscal 1996 as compared to the same period in fiscal 1995, primarily as a result of a $9.4 million exchange of minority interest ownership in two hospitals for minority interest investment in two group physician practices in the first quarter of fiscal 1996 and the acquisition of HNW which has several specialty joint ventures.

     In the second quarter of fiscal 1996, the Company recorded income of $1.3 million, compared to $3.5 million in fiscal 1995, related to its investments in HNW which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. Effective January 1, 1996, the Company acquired HNW from the hospital's Employee Stock Ownership Plan (ESOP); therefore, the $1.3 million of income referred to above represents income recorded for the month of December 1995 prior to obtaining control. Following the transaction, HNW became a wholly owned subsidiary of the Company. See Note 5 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW as well as the acquisition of HNW.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). The majority of the Company's deferred tax assets related to approximately $197.2 million of tax loss and credit carryforwards at February 29, 1996, which the Company has available to offset future taxable income. The AHM Merger (see
Note 1 to the consolidated financial statements) caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations (OrNda - $19.0 million; AHM
- - $16.0 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains', as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at February 29, 1996 will be realized through reversal of deferred tax liabilities.

     For the quarter ended February 29, 1996, the Company recorded income tax expense of $10.3 million on pre-tax income of $37.8 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

                  Six Months Ended February 29, 1996 Compared
                  With The Six Months Ended February 28, 1995

     Total revenue for the six months ended February 29, 1996, increased over the same period in the prior year by $175.7 million or 20.4% to $1.0 billion. The 20.4% increase is a result of the acquisitions previously discussed as well as an increase in same hospitals revenue as discussed below. The increase in total revenue attributable to acquisitions, net of divestitures, was $110.9 million. Net income applicable to common shares for the six months ended February 29, 1996 was $47.0 million, or $0.86 per share, compared to $32.3 million, or $0.72 per share, in the same period last year.

     Operating expenses in the six months ended February 29, 1996, increased 19.0% ($140.0 million) compared to the same period in prior year primarily as a result of the acquisitions discussed above and the increase in same hospital revenues and volumes discussed below. Actual salaries and benefits as a percentage of total revenue decreased from 44.1% in the first six months of fiscal 1995 to 42.8% in the first six months of fiscal 1996 mainly as a result of labor efficiencies achieved at certain facilities.

     Actual other operating expenses increased 31.3% ($29.0 million). This category of expense increased at a rate greater than other categories due to acquisitions of physician practice groups which include the majority of the non-salary expenses in other operating expense. In addition, the St. Luke's acquisition in fiscal 1995 also included a Medicaid HMO. Operating expenses for the six months ended February 29, 1996, increased approximately $8.0 million for claims payments made by the Medicaid HMOs to third party providers. In addition, other operating expenses increased $3.6 million for rent expense related to acquisitions financed through leasing agreements with third parties.

     On a same hospitals basis, total revenue increased 7.9% ($64.8 million) primarily as a result of a 3.3% increase in admissions and a 17.4% increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits decreased as a percent of total revenue from 44.9% in the first six months of fiscal 1995 to 44.3% in the same period of fiscal 1996 due to labor efficiencies achieved at certain hospitals. Supplies expense increased 12.2% ($12.8 million) and as a percentage of total revenue increased from 12.7% in the first six months of fiscal 1995 to 13.2% in the first six months of fiscal 1996. Purchased services decreased 0.9% ($0.8 million) and as a percentage of total revenue decreased from 11.6% in the same period of fiscal 1995 to 10.6% in the first six months of fiscal 1996 primarily due to a reclassification in fiscal 1996 of the supply component of major contracts from purchased services to supplies expense. The provision for doubtful accounts increased 3.3% ($1.9 million) but decreased from 7.0% of total revenue for the six months ended February 28, 1995 to 6.7% for the six months ended February 29, 1996. Other operating expenses increased 9.4% ($7.0 million) and as a percentage of total revenue increased from 9.1% in fiscal 1995 to 9.2% in fiscal 1996, primarily as a result of increases in marketing and rent expenses.

     Depreciation and amortization for the six months ended February 29, 1996, increased 18.9% ($7.6 million) over the prior year primarily as a result of the acquisition of St. Luke's and HNW. The increase in depreciation and amortization attributable to acquisitions, net of divestitures, was $4.6 million. In addition, amortization on intangibles increased as a result of new business units.

     Interest expense for the first six months of fiscal 1996 as compared to the same period last year decreased 2.8% ($1.5 million) primarily as a result of a decline in the average debt balance outstanding and improved pricing under the Restated Credit Facility. Of the Company's total indebtedness of $1.1 billion at February 29, 1996, approximately $488.8 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Increases in market interest rates will adversely affect the Company's net income.

     Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, increased $2.8 million in the first six months of fiscal 1996 as compared to fiscal 1995, primarily as a result of a $9.4 million exchange of minority interest ownership in two hospitals for minority interest investment in two group physician practices in the first quarter of fiscal 1996 and the acquisition of HNW which has several specialty joint ventures.

     In the first six months of fiscal 1996, the Company recorded income of $5.1 million, compared to $6.9 million in fiscal 1995, related to its investments in Houston Northwest Medical Center ("HNW") which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. Effective January 1, 1996, the Company acquired HNW from the hospital's Employee Stock Ownership Plan (ESOP). Following the transaction, HNW became a wholly owned subsidiary of the Company. See Note 5 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW as well as the acquisition of HNW.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). The majority of the Company's deferred tax assets related to approximately $197.2 million of tax loss and credit carryforwards at February 29, 1996, which the Company has available to offset future taxable income. The AHM Merger (see
Note 1 to the consolidated financial statements) caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the merger are thereafter subject to annual limitations (OrNda - $19.0 million; AHM
- - $16.0 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains", as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at February 29, 1996 will be realized through reversal of deferred tax liabilities.

     For the six months ended February 29, 1996, the Company recorded income tax expense of $16.3 million on pre-tax income of $63.7 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At February 29, 1996, the Company had working capital of $82.5 million, of which $17.8 million is cash, compared with $5.4 million at August 31, 1995. The Company's cash portion of working capital is primarily managed through a revolving credit arrangement, whereby excess cash generated through operations or otherwise is generally used to reduce the outstanding revolving credit facility. When cash requirements arise, the revolving credit facility is drawn upon as needed. The revolving credit facility matures on October 30, 2001 and is classified as long-term debt on the Company's balance sheet. At February 29, 1996, the Company had $371.6 million of borrowing capacity available for general corporate purposes and acquisitions under its Restated Credit Facility.

     In the six months ended February 29, 1996, the Company's operating activities provided cash of $54.2 million. Cash from operations was used for the $33.9 million increase in patient accounts receivable, net of the provision for doubtful accounts. The increase in patient accounts receivable resulted primarily from delays in payment from certain state Medicaid/Medicare programs and due to the acquisition and start up of new business units during the first and second fiscal quarters. The Company anticipates the receipt of the payments from Medicaid/Medicare programs in the third and fourth quarters of fiscal 1996. The Company also believes the collection of patient accounts receivable on new business units to improve in the third quarter. In addition, cash from operations was used for income tax payments of $22.4 million and interest payments of $54.0 million. Such uses were partially offset by $20.6 million of proceeds from sales of an investment security classified as trading.

     Net cash used in investing activities of $235.4 million during the six months ended February 29, 1996 consisted primarily of capital expenditures of $36.2 million and $200.2 million for the acquisition of hospitals and related assets including $153.9 million for the acquisition of HNW. The Company's Restated Credit Facility limits its annual capital expenditures to $100.0 million, plus carry-overs of certain unused amounts as specified in the Restated Credit Facility. The Company's management currently expects to incur approximately $115.0 million of capital expenditures in fiscal 1996. Net cash provided by financing activities for the six months ended February 29, 1996 of $194.0 million resulted primarily from $197.0 million sale of common stock and exercise of stock options.

     On October 27, 1995, the Company executed the Restated Credit Facility to increase the borrowing capacity of the Company from $660.0 million to $900.0 million. Under the terms of the Restated Credit Facility, as of February 29, 1996, the Company had $371.6 million of borrowing capacity available for general corporate purposes and acquisitions. See Note 3 to the accompanying consolidated financial statements for further discussion of the Restated Credit Facility.

     On November 6, 1995, the Company completed the sale of 10,000,000 shares of its Common Stock at a $17.625 per share public offering price. On November 9, 1995, the underwriters exercised an option to purchase an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $192.3 million, after deducting offering expenses and underwriting discounts, was used to reduce the indebtedness under the revolving portion of the Restated Credit Facility in the amount of $27.2 million and for general corporate purposes.

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

     The Company believes that the cash flows generated by the Company's operations together with availability of credit under the Company's Restated Credit Facility will be sufficient to meet the Company's short and long-term cash needs. However, the Company's net debt-to-total-capitalization ratio at February 29, 1996 is 64.4%. Such leverage may limit the amount of additional indebtedness available to the Company for acquisitions requiring capital in excess of amounts currently available under the Restated Credit Facility. Alternative financing may be available under other arrangements, such as off-balance-sheet financing arrangements or additional equity offerings.

     Earnings before interest, taxes, depreciation, amortization and income
(loss) from investments in Houston Northwest Medical Center ("Adjusted
EBITDA") for the six months ended February 29, 1996 increased 26.3% from the same period last year to $157.8 million. While Adjusted EBITDA should not be construed as a substitute for net income or a better indicator of liquidity than cash flow from operating, investing or financing activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. The calculations of Adjusted EBITDA are as follows:

                                                         Three Months Ended          Six Months Ended
                                                      ------------------------------------------------------
                                                      February 28,  February 29,  February 28,  February 29,
                                                          1995         1996            1995         1996
                                                      ------------  ------------  ------------  ------------
     Total Revenue                                    $   442,725   $   542,888   $   860,746   $ 1,036,453
     Less: Salaries and benefits                          195,725       233,511       379,725       443,876
           Supplies                                        53,482        73,321       106,861       138,211
           Purchased services                              51,421        51,742        97,566       103,961
           Provision for doubtful accounts                 30,406        35,095        59,144        68,302
           Other operating expenses                        46,287        61,453        92,439       121,406
           Minority interest                                 (123)        1,593            99         2,946
                                                      -----------   -----------   -----------   -----------

           Adjusted EBITDA                            $    65,527   $    86,173   $   124,912   $   157,751
                                                      ===========   ===========   ===========   ===========

     The ratio of earnings to fixed charges and preferred stock dividends was
1.62 and 2.10 for the three months ended February 28, 1995 and February 29, 1996, respectively, and 1.54 and 1.91 for the six months ended February 28, 1995 and February 29, 1996, respectively. The ratio of earnings to fixed charges and preferred stock dividends is calculated by dividing earnings before income taxes plus fixed charges by the sum of fixed charges which consists of interest expense, amortization of financing costs, preferred stock dividends, and the portion of rental expense which is deemed to be representative of the interest component of rental expense. The ratio of earnings to fixed charges and preferred stock dividends is an indication of the Company's ability to pay interest expense and other fixed charges.

     As discussed in more detail in Note 4 to the accompanying consolidated financial statements, the IRS is currently engaged in an examination of the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit, which subsequent to the Company's acquisition thereof in April 1994 merged into the Company. Summit has received a revenue agent's report with proposed adjustments for the years 1984 through 1986 aggregating as of February 29, 1996 approximately $16.6 million of income tax, $62.1 million of interest on the tax,

$43.9 million of penalties and $22.1 million of interest on the penalties. Summit has filed a protest opposing the proposed adjustments. The Company believes that Summit properly reported its income and paid its taxes in accordance with applicable laws and in accordance with previous agreements established with the IRS. The Company believes that the final outcome of the IRS's examinations of Summit's prior years' income taxes will not have a material adverse effect on the results of operations or financial position of the Company.

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

     As of February 29, 1996, the Company had approximately $488.8 million of debt outstanding under the Restated Credit Facility with an interest rate of LIBOR plus 1.50%. Interest rates in the future may be subject to upward and downward adjustments based on the Company's leverage ratio. To the extent that interest rates increase in the future, the Company may experience higher interest rates on such debt. A 1% increase in the prime rate or LIBOR would result in approximately a $4.9 million increase in annual interest expense based upon the Company's credit facility indebtedness outstanding at February 29, 1996.

OUTLOOK

     Revenue Trends. Future trends for revenue and profitability are difficult to predict; however, the Company believes there will be continuing pressure to reduce costs and develop integrated delivery systems with geographically concentrated service capabilities. Accomplishment of these objectives can be achieved through the continuation of strategic acquisitions and affiliations with other health care providers. Such acquisitions and affiliations enhance the Company's ability to 1) negotiate with managed care providers in each area of geographic concentration; 2) negotiate reduced costs with vendors; 3) acquire or create physician groups; and 4) reduce duplication of services in local communities. The Company believes acquisitions and affiliations are still highly probable as the investor-owned hospitals represent only approximately 13.8% of the hospital industry as of December 31, 1994.

     Health Care Reform. The Company derives a substantial portion of its revenue from third party payors, including the Medicare and Medicaid programs. During the six months ended February 28, 1995 and February 29, 1996, the Company derived an aggregate of 59.2% and 57.5%, respectively, of its gross revenue from the Medicare and Medicaid programs.

     Changes in existing governmental reimbursement programs in recent years have resulted in reduced levels of reimbursement for health care services, and additional changes are anticipated. Such changes are likely to result in further reductions in the rate of increase in reimbursement levels. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

     Excess Capacity. Excess capacity in medical/surgical hospitals will require the Company to continue to shift resources from traditional inpatient care to various outpatient activities. The Company's ability to effectively shift those resources and maintain market share will have a direct impact on the continued profitability of the Company.

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

     Stock. The Company's stock price is subject to significant volatility. If revenues or earnings fail to meet expectations of the investment community or if the regulators allege that the Company is materially in violation of the fraud and abuse or physician self-referral laws, there could be an immediate and significant impact on the trading price for the Company's stock. Because of stock market forces beyond the Company's control and the nature of its business, such shortfalls can be sudden.

     The Company believes it has the asset portfolio, financial resources and compliance procedures necessary for continued success, but revenue and profitability trends cannot be precisely determined at this time.

                           PART II. OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           The Company's Annual Meeting of Stockholders was held on January 19, 1996. The following proposals were voted upon and approved:

           Proposal 1. To elect the following four persons to the Company's Board of Directors as Class III directors to hold office for terms expiring at the 1999 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified.

           The results of the voting of the Company's stockholders on Proposal 1 were as follows:

       Nominee                       For         Withheld Authority

       Peter A. Joseph            47,903,462          537,540
       Angus C. Littlejohn        47,902,257          538,745
       Charles N. Martin, Jr.     47,932,383          508,619
       John J. O'Shaughnessy      47,930,727          510,225

         The name of each other director of the Company whose term of office as a director continued after the meeting is as follows:

       CLASS I- DIRECTOR TERMS EXPIRING AT THE 1997 ANNUAL MEETING
                OF STOCKHOLDERS

                                  Paul S. Levy
                                John F. Nickoll
                              M. Lee Pearce, M.D.

       CLASS II- DIRECTOR TERMS EXPIRING AT THE 1998 ANNUAL MEETING
                 OF STOCKHOLDERS

                              Richard A. Gilleland
                                 Leonard Green

         Proposal 2. To approve adoption of the Company's Employee Stock Purchase Plan.

         The results of the voting of the Company's stockholders on Proposal 2 were as follows:

            For                     Against                   Abstained
         38,228,560                1,256,111                   276,026

         Proposal 3. To approve an amendment to the Company's 1994 Management Equity Plan.

         The results of the voting of the Company's stockholders on Proposal 3 were as follows:

            For                     Against                   Abstained
         26,750,342                12,715,570                  294,785

         Proposal 4. To approve adoption of the Company's Outside Directors Stock Option Plan.

         The results of the voting of the Company's stockholders on Proposal 4 were as follows:

            For                     Against                   Abstained
         36,851,170                3,519,895                   290,316

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                                 EXHIBIT INDEX


NO.                 SUBJECT MATTER

10(a).............  OrNda HealthCorp Outside Directors Stock Option Plan.
                    (Incorporated by reference from Exhibit B to the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on December 8, 1995.)

10(b).............  OrNda HealthCorp 1994 Management Equity Plan, as amended on
                    January 19, 1996. (Incorporated by reference from Exhibit 4(d) to the Company's Registration Statement No. 333-399 on Form S-8, filed with the Securities and Exchange
                    Commission under the Securities Act of 1933 on January 24, 1996.)

11................  Computation of per share earnings

27................  Financial Data Schedule (included only in filings under the
                    Electronic Data Gathering Analysis and Retreival System)

         (b) Reports on Form 8-K. Two reports on Form 8-K were filed by the Registrant during the fiscal quarter ended February 29, 1996, as follows:


          Date of
      Current Report        Item(s) Reported     Any Financial Statements Filed

     December 13, 1995      Item 5 - Other Events              No
                            Item 7(c) - Exhibits

     January 3, 1996        Item 5 - Other Events              No
                            Item 7(c) - Exhibits

                       ORNDA HEALTHCORP AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OrNda HealthCorp
                                        (Registrant)

April 12, 1996                          BY: /s/ PHILLIP W. ROE
                                            Phillip W. Roe
                                            Vice President and Controller
                                            (Principal accounting officer
                                             and authorized signatory)