Form 10-K/A
period 1995-08-31
ORNDA HEALTHCORP
filed 1996-06-18
CIK 719242

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A No. 1

                       AMENDMENT TO APPLICATION OR REPORT
                   Filed pursuant to Section 12, 13 or 15(d)
                                       of
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 1-11591


- --------------------------------------------------------------------------------


                                ORNDA HEALTHCORP
             (Exact name of Registrant as specified in its charter)

- --------------------------------------------------------------------------------



                                AMENDMENT NO. 1

         The undersigned Registrant hereby amends the following items of its Annual Report for the fiscal year ended August 31, 1995 on Form 10-K (the "Form 10-K") as set forth in the pages attached hereto:

         (1)      The Registrant hereby deletes the information set forth under
                  Item 1 on its Form 10-K dated November 2, 1995 and replaces such Item 1 in its entirety with the following new Item 1.

         (2)      The Registrant hereby deletes the information set forth under
                  Item 7 on its Form 10-K dated November 2, 1995 and replaces such Item 7 in its entirety with the following new Item 7.

         (3) The Registrant hereby deletes the information set forth under Items 8 and 14(a)(1) and (2) (including the "f" pages referred to therein) on its Form 10-K dated November 2, 1995 and replaces such Items and "f" pages with the following Items 8 and 14(a)(1) and (2) and "f" pages.

         (4) The Registrant hereby amends Item 14(a)(3) on its Form 10-K dated November 2, 1995 by adding a new Exhibit 23.1 (Consent of Ernst & Young LLP) thereto.

Item 1.   Business.

The Company(1)

     The Company is a leading provider of health care services in the United States, delivering a broad range of inpatient and outpatient health care services in 14 states, primarily in urban and suburban communities in the southern and western United States. At August 31, 1995, the Company operated 45 general acute care hospitals, six surgery centers, numerous outpatient and specialty clinics, one psychiatric hospital and a managed health care Medicaid plan (the "Medicaid HMO") with approximately 33,000 participants. The Company has a significant presence in the greater Los Angeles area, south Florida and the greater Phoenix area. Over the last four years, the Company has substantially increased its revenue, primarily through acquisitions, while improving operating profitability. The Company's revenue has grown from approximately $809 million for the 1992 fiscal year to approximately $1.8 billion for the 1995 fiscal year, representing an annual compound growth rate of approximately 31.6%. As a result of cost containment initiatives taken by new management and strategic acquisitions, the EBITDA margin of the Company's hospitals has grown from approximately 9.2% for the 1992 fiscal year to approximately 14.2% for the 1995 fiscal year.(2)

     Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic services, coronary care, pediatric services and psychiatric services. On an outpatient basis, the Company's services include, among others, same-day surgery, diagnostic radiology (e.g., magnetic resonance imaging, CT scanning, X-ray), rehabilitative therapy, clinical laboratory services, pharmaceutical services and psychiatric services. The Company's surgery centers provide a cost-effective alternative to inpatient care for the performance of minor surgeries. Certain of the Company's hospitals offer other specialized and community-based services, including cardiac surgery, home health services, pediatric care, rehabilitation, AIDS treatment and clinics specializing in the treatment of industrial accidents and women's health. The Company also operates the Medicaid HMO pursuant to which the Company currently provides health care services, under fixed price contracts, to approximately 33,000 principally indigent members of the Arizona Health Care Cost Containment System. In addition, the Company, working with physicians and other health care providers, has entered into so-called "capitated contracts" where it has the financial responsibility for hospital services at October 31, 1995 for in excess of 200,000 covered lives. Under "capitated contracts" the Company's hospitals are paid a fixed amount per covered life per period, whether or not any hospital services are performed in the period, but the Company is then responsible for providing all hospital services needed by such covered life during such period.
- ----------
         (1)The term "the Company" as used herein refers to OrNda HealthCorp and its direct and indirect subsidiaries, unless otherwise stated or indicated by context.

         (2)EBITDA margin is the Company's EBITDA divided by its total revenue. References herein to the Company's "EBITDA" refer to the Company's earnings before interest, taxes, depreciation, amortization, income (loss) from investments in Houston Northwest and non-recurring items. While EBITDA should not be construed as a substitute for net income or a better indicator of liquidity than cash flow from operating, investing or financing activities which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Non-recurring charges in 1995 consisted of $973,000 of loss on asset sales. Non-recurring charges in 1994 consisted of $2.5 million of special executive compensation, $30.0 million of merger transaction expenses, $45.3 million of loss on asset sales and $12.3 million of extraordinary items.

     The Company has expanded its service capabilities and broadened its geographic presence in core markets through a series of strategic acquisitions of hospital management companies and individual facilities and medical centers over the last two years. These acquisitions have provided the basis for the Company's strategy of developing integrated health care delivery networks to provide low cost, high quality health care services. The Company intends to continue to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will further the Company's development of integrated health care delivery networks, and that offer opportunities for cost reduction and increased operating efficiencies. The Company presently has pending one strategic acquisition of a hospital, Houston Northwest Medical Center, which it believes will complement its existing operations, strengthen the development of integrated delivery networks and better position the Company to attract additional managed care contracts. See "Recent Acquisitions" and "Pending Acquisitions.

     The Company was incorporated under the laws of the State of Delaware in 1981. The Company's principal executive offices are located at 3401 West End Avenue, Nashville, Tennessee 37203 and its telephone number is (615) 383-8599.

Business Strategy

     The Company intends to increase revenues and expand market share through the following business strategies:

     Development of Integrated Health Care Delivery Networks. The health care industry has become increasingly dominated by governmental fixed reimbursement programs and managed health care plans, causing cost containment pressure to rise. In order to succeed in this environment, the Company will continue to selectively acquire health care providers with complementary geographic locations and service capabilities, while continuing to develop relationships with managed care organizations, other health care providers and physicians in each of its markets. This will enable the Company to offer a full range of integrated patient services on a cost effective basis. For example, the Company has recently acquired several providers of tertiary care services in key markets and has successfully integrated such services with the primary care services provided by the Company's existing hospitals. The Company believes that the establishment of integrated networks will allow it to (i) improve the quality of care provided by concentrating expertise in the provision of specialized services within each market; (ii) extend the Company's services into new geographic areas and provide the Company with access to a broader base of patients; (iii) consolidate expensive equipment and procedures into fewer facilities and reduce costs through increased purchasing power and other economies of scale; and (iv) manage entire episodes of illness on a coordinated, cost effective basis, rather than through the provision of costly, isolated treatments. Through the development of integrated health care delivery networks, the Company believes it will augment revenues and expand market share by attracting an increasing share of large governmental and private sector managed care contracts. The Company intends to continue to utilize the following approaches in connection with its development of integrated health care delivery networks:

         o Hospitals as "Hubs" for Delivery Systems. The Company intends to establish relationships with other health care providers in the markets it serves by building upon the primary and tertiary care provided by the Company's hospitals in such markets, and integrating these services with the outpatient and specialty services of other providers. The Company believes that hospitals are the logical hubs for the development of integrated health care delivery systems due to their highly developed infrastructure, extensive base of services, sophisticated equipment and skilled personnel.

         o Flexibility to Participate in Varying Capacities in Different Networks. The Company's broad range of delivery capabilities provides it with the flexibility to participate in different capacities in the networks. For example, in markets in which the Company operates a large number of hospitals, it intends to take a leadership role in establishing relationships with other providers to develop fully integrated networks. In markets in which the Company is not one of the dominant providers of acute care services, the Company intends to participate in networks by integrating its service capabilities with the local providers of complementary health care services. In addition, through its Medicaid HMO in Phoenix, Arizona and its national and regional managed care contracts (which number in excess of 30), the Company has demonstrated its ability to successfully provide health care services on a fixed rate contract basis in conjunction with both governmental and private payors. The Company intends to pursue opportunities for similar arrangements in connection with the development of networks in its other markets. In addition, the Company continually analyzes whether each of its hospitals fits within its strategic plans and may divest itself of hospitals that do not so fit.

         o Physician Alliances. The Company intends to further its development of integrated networks by expanding its alliances with physicians to create long-term hospital/physician linkages. These arrangements will allow physicians to participate in the delivery of health care at the network level. For example, in the southern California and south Florida markets, the Company has formed relationships with physician groups to participate in capitated health care contracts. The Company is pursuing similar arrangements with other physician groups and in other markets.

         o Operations in Key Markets. The Company has developed its operations in several key geographic locations which the Company recognized as presenting growth opportunities. For example, the Company has developed and expects to continue to develop an integrated health care delivery network in California, which possesses a high concentration of managed care payors. Similarly, the Company is building health care delivery networks in Florida and Arizona, areas with dense populations and a significant managed care presence. The Company intends to continue to identify and expand within markets offering unique growth opportunities.

         o Managed Care Contracts. As cost containment pressures in the health care industry have increased and managed care arrangements have proliferated, the Company has successfully attracted new managed care contracts in its key markets. The Company's geographic diversity, ability to provide a full range of medical services and cost-effective operations have led to risk contracts totaling in excess of 200,000 capitated lives. In its fiscal year ended August 31, 1995, the Company signed in excess of 30 regional and three national contracts with managed care organizations including HMOs. The Company believes its strategy of developing integrated health care delivery networks while reducing costs and increasing operating efficiencies positions it to attract additional managed care contracts in the future.

     Strategic Acquisitions. The Company intends to continue to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks. For example, in August 1994 the Company acquired Fountain Valley Regional Hospital and Medical Center ("Fountain Valley") and in February 1995 acquired the St. Luke's Health System ("St. Luke's"), providers of tertiary care services in southern California and Phoenix, respectively. The Company had a significant primary care presence in these areas prior to such acquisitions and is in the process of integrating the tertiary care services provided by Fountain Valley and St. Luke's with those provided by its primary care hospitals in nearby communities, thereby furthering the development of an integrated network of providers in these areas. Similarly, the Company believes that its pending acquisition of Houston Northwest Medical Center, a leading provider of tertiary care services in the northwest Houston market, will enhance its presence in that market and provide the Company with an opportunity to develop an integrated health care delivery network by establishing relationships with other health care providers in the area. The recent acquisition by the Company of Universal Medical Center will, in the Company's view, enhance the Company's market share position in the south Florida area and permit the Company to provide cost effective obstetric and pediatric specialty services in the area. See "Recent Acquisitions" and "Pending Acquisitions".

     Outpatient Services. Pressures to contain health care costs and technological developments allowing more procedures to be performed on an outpatient basis have led payors to demand a shift to ambulatory or outpatient care wherever possible. The Company has responded to this trend by enhancing its hospitals' outpatient capabilities through (i) selective conversion of excess acute care bed capacity for use in outpatient treatment; (ii) improvement of outpatient diagnostic services; (iii) a more efficient outpatient admissions process; and (iv) a restructuring of existing surgical capacity to allow greater concentration in the outpatient area. The Company's facilities will emphasize those outpatient services that the Company believes will grow in demand and which can be provided on a cost effective, high revenue growth basis. The Company believes that it is well positioned to compete effectively with alternate site providers of outpatient services because its general acute care hospitals are able to offer a broader range of services at competitive prices. The Company intends to continue to make capital expenditures to expand and upgrade its outpatient facilities.

     Cost Reduction Programs. An important component of the Company's strategy is to position itself as a low cost provider of health care services in each of its markets. As cost containment pressures increase, the Company will continue to focus on improving operating performance and efficiency through the following key operating initiatives: (i) rationalization of services and technologies in all facilities; (ii) standardization of medical supply purchasing practices and usage; (iii) improvement of patient management, resource consumption and reporting procedures; (iv) improvement in salary and wage expenses by monitoring staff levels and developing productivity standards; and (v) continued focus on reducing uncollectible accounts. The Company intends to continue to apply these operating initiatives throughout its existing networks and facilities and in connection with any future acquisitions.

     Community-Based Services. The Company intends to continue to implement specialty programs on a selective basis to maintain and enhance the range and quality of its health care services. The Company focuses on the particular needs of each community it serves and tailors its services based upon local conditions and the Company's ability to provide such services on a competitive basis. Examples of specialty services provided by the Company in response to local demand include rehabilitation services, home health services, AIDS treatment, cardiac surgery, weight loss services, pain treatment programs, pediatric care, hemodialysis and women's health services. In designing and implementing such programs, the Company analyzes general demographic information and specific demand data generated by its hospitals, and seeks to work with physicians, employers and other members of the local community. For example, the Company has recently opened the first pediatric sub-acute care unit in California, providing health care services to newborns on a cost effective basis. The Company plans to continue to devote capital resources to the expansion and modernization of its specialty service capacity.

Recent Acquisitions

     The Company has expanded its service capabilities and broadened its geographic presence in core markets through a series of strategic acquisitions of health care providers over the last two years.

     AHM Merger. On April 19, 1994, the Company acquired American Healthcare Management, Inc. ("AHM") in a merger transaction (the "AHM Merger") accounted for as a pooling of interests. Stockholders of AHM received an aggregate of 16.6 million newly-issued shares of the Company's common stock for their outstanding shares of AHM common stock. Prior to the AHM Merger, AHM was a publicly-held hospital management company operating 16 general acute care hospitals.

     Summit Merger. Concurrently with the AHM Merger, the Company acquired Summit Health Ltd. ("Summit") in a merger transaction accounted for as a purchase (the "Summit Merger" and, together with the AHM Merger, the "Mergers"). Stockholders of Summit received an aggregate of $192.1 million in cash and 7.5 million newly-issued shares of the Company's common stock for their outstanding shares of Summit common stock. Prior to the Summit Merger, Summit was a publicly-held hospital management company which operated 12 general acute care hospitals and a variety of outpatient specialty health care clinics and programs.

     Fountain Valley. On August 9, 1994, the Company purchased Fountain Valley Regional Hospital and Medical Center ("Fountain Valley"), a provider of tertiary care services. The total purchase price of approximately $105.2 million was paid in cash. The transaction also included approximately $41.0 million paid by an unrelated real estate investment trust which, at the Company's direction, purchased and is leasing to the Company certain of Fountain Valley's real estate. Fountain Valley, located in Fountain Valley, California, comprises a 413-bed tertiary care hospital, a surgery center, an imaging center and four medical office buildings.

     St. Lukes. On February 13, 1995, the Company acquired three hospitals and related health care businesses located in the Phoenix, Arizona metropolitan area that comprised substantially all of the health care businesses of the St. Luke's Health System ("St. Luke's"). The three hospitals acquired were St. Luke's Medical Center, a 221-bed acute care hospital in Phoenix; Tempe St. Luke's Hospital, a 110-bed acute care hospital in Tempe; and St. Luke's Behavioral Health Center, an 86-bed psychiatric hospital in Phoenix. Other related businesses acquired include a 55-bed skilled nursing care unit in Phoenix, Advantage Health, a Medicaid HMO plan which was merged with the Company's Medicaid HMO, and certain rehabilitation and clinic businesses. The aggregate consideration paid for St. Luke's was approximately $120.3 million, subject to certain post-closing adjustments. Approximately $3.0 million of the purchase price was paid through the issuance of the Company's common stock and approximately $65.0 million was paid in cash by an unrelated real estate investment trust which, at the Company's direction, purchased and is leasing to the Company substantially all of St. Luke's real estate, with the balance paid by the Company in cash.

     In addition, effective November 1, 1994, the Company acquired Suburban Medical Center, a 184-bed general acute care hospital located in Paramount, California. The facility is the Company's 15th hospital in the greater Los Angeles, California area.

     Also, effective November 1, 1995, the Company acquired Universal
Medical Center, a 202-bed general acute care hospital located in Plantation, Florida. The hospital is the Company's fifth hospital in south Florida and the second facility in Broward County.

     Through these acquisitions the Company has expanded its service capabilities and broadened its geographic presence in core markets in order to position the Company as a leading provider of low cost, high quality health care services. The Company intends to continue to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will further the Company's development of integrated health care delivery networks, and that offer opportunities for cost reduction and increased operating efficiency.

Pending Acquisitions

     At November 1, 1995, the Company has pending one strategic acquisition which is described below.

     On September 28, 1995, the Company announced the execution of a letter of intent to acquire from the HNW Employee Stock Ownership Plan (the "ESOP") all of its controlling capital stock ownership interest (the "ESOP Shares") in Houston

Northwest Medical Center, Inc. ("HNW"), whose principal asset is a 494-bed tertiary care hospital in Houston, Texas, for a purchase price of approximately $125 million in cash and the assumption or repayment of approximately $29 million of HNW third party, long-term indebtedness. The Company already owns mortgage debt of, and preferred stock in, HNW which is included on the Company's balance sheet as of August 31, 1995, as a $73.8 million investment. If the proposed transaction is consummated, the Company will own 100% of the outstanding capital stock of HNW. Closing of the proposed transaction is subject to execution of definitive sales documentation and other customary closing conditions as well as approval of the transaction by the HNW Board of Directors, the ESOP trustee and the holders of the HNW capital stock.

     To obtain financing for the pending acquisition of HNW as well as other strategic acquisitions, in October 1995 the Company executed a $900 million Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Restated Credit Facility") among the Company and two subsidiaries of the Company (Summit Hospital Corporation and AHM Acquisition Co., Inc.) as Borrowers, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia ("Scotiabank") as Administrative Agent for the Lenders, Scotiabank and Citicorp USA Inc. ("Citicorp") as Co-Syndication Agents for the Lenders, Citicorp as Documentation Agent for the Lenders, General Electric Capital Corporation, The Industrial Bank of Japan, Limited, New York Branch, The Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank N.A., The Toronto-Dominion Bank and Wells Fargo Bank, as Co-Agents for the Lenders, and AmSouth Bank of Alabama, Bank of America NT & SA, CoreStates Bank, N.A., Credit Lyonnais Cayman Island Branch, Creditanstalt-Bankverein and Deutsche Bank AG, New York and/or Cayman Islands Branch, as Lead Managers for the Lenders. The Restated Credit Facility replaces the Company's previous Credit, Security, Guaranty and Pledge Agreement, dated April 19, 1994 (the "Previous Credit Facility"), and increased the facility from $660 million to $900 million. The Restated Credit Agreement became effective on October 30, 1995.

     The Restated Credit Facility, which matures October 30, 2001, consists of (i) a revolving commitment of $440 million to refinance the debt under the Previous Credit Facility, for general corporate purposes (including, without limitation, acquisitions) and to issue up to $50 million of letters of credit and (ii) a $460 million term loan to refinance debt under the Previous Credit Agreement, payable in quarterly installments, commencing February 29, 1996. At November 1, 1995, the Company had approximately $511 million of borrowings and letters of credit outstanding under the Restated Credit Facility.

Risks Associated with Acquisition Strategy

     The Company has recently completed several acquisitions of health care providers and intends to pursue additional acquisitions. See "Recent Acquisitions" and "Pending Acquisitions". There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its recent acquisitions or from any future acquisitions. In addition, there can be no assurance that the Company will be able to locate suitable acquisition candidates in the future, consummate acquisitions on favorable terms or successfully integrate newly acquired businesses and facilities with the

Company's operations. The consummation of acquisitions could result in the incurrence or assumption by the Company of additional indebtedness.

Health Care Facilities

     At August 31, 1995, the Company operated 45 general acute care
("general" or "acute care") hospitals, one psychiatric hospital, numerous outpatient and specialty clinics and six surgery centers, primarily in the southern and western United States, and has a significant presence in several large markets. The hospitals are owned or leased by subsidiaries of the Company or through joint venture arrangements with subsidiaries of the Company. At August 31, 1995, the Company operated 15 hospitals in the greater Los Angeles, California area, and, therefore, believes that it is able to offer high quality, cost effective health care services by integrating its primary and tertiary care facilities in the area. The August 1994 acquisition of Fountain Valley and the November 1994 acquisition of Suburban Medical Center have added to the Company's presence in the greater Los Angeles, California area. In the Phoenix, Arizona area, the Company operated at August 31, 1995, five hospitals, two surgery centers and a Medicaid HMO (Health Choice Arizona) which provides services principally to indigents in the State of Arizona under fixed price contracts. The February 1995 acquisition of the three St. Luke's hospitals have added to the Company's presence in the greater Phoenix, Arizona area. At August 31, 1995, the Company operated five hospitals in Florida and six hospitals in Texas. The Company also operated at August 31, 1995 hospitals in the following states:
Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, Oregon, Washington, West Virginia and Wyoming. In addition, at August 31, 1995, the Company owned or leased all or a substantial part of approximately 70 medical office buildings located in proximity to its hospitals. In the Company's experience, the proximity of a physician's office to a hospital encourages a physician to admit patients to that hospital and to utilize its ancillary services. See Item 2-"Properties".

     Of the 46 hospitals operated by the Company at August 31, 1995, 15 hospitals are located in the greater Los Angeles, California area and 18 hospitals are located in California. The Company's 18 California acute care hospitals generated approximately 40.5% of its total revenue for the year ended August 31, 1995. In addition, five hospitals which generated approximately 19.3% of the Company's total revenue for the 1995 fiscal year are located in Florida and six hospitals which generated approximately 8.9% of the Company's total revenue for the 1995 fiscal year are located in Arizona. The concentration of hospitals in Arizona, California and Florida increases the risk that any adverse economic, regulatory or other developments that may occur in such areas may adversely affect the Company's operations or financial condition. In addition, the Company has experienced, and expects that it will continue to experience, delays in payment and in rate increases by Medi-Cal, the name of the state Medicaid program in California. Although these delays have not had a material adverse effect on the Company, there can be no assurance that future delays will not have such an effect.

Hospital Operations

     Services provided by the Company's general hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic services, coronary care, pediatric services and psychiatric services. On an outpatient basis, the Company's services include, among others, same-day surgery, diagnostic radiology (e.g. magnetic resonance imaging, CT scanning, X-ray), rehabilitative therapy, clinical laboratory services, pharmaceutical services and psychiatric services.

     Each Company hospital is managed on a day-to-day basis by a hospital chief executive officer and chief financial officer. The Company has implemented incentive compensation programs designed to reward hospital management personnel for accomplishing established performance goals.

     The medical, professional and ethical practices (including the performance of medical and surgical procedures) of each of the Company's hospitals are generally supervised and regulated by the hospital's Board of Trustees, which generally includes practicing physicians, members of the community and representatives of the Company management, and by the hospital's medical staff. Subject to the control of the hospital's Board of Trustees, the medical staff of each hospital supervises and regulates its members and the medical activities of the hospital. In turn, the Board of Trustees is subject to the general control of the Board of Directors of the Company's subsidiary which owns the hospital.

     In addition to providing capital resources, the Company provides a variety of management services to its hospitals, including information systems, human resource management, reimbursement, finance and technical accounting support, purchasing support, legal and tax services and construction management. The Company establishes fiscal and accounting policies at the corporate level for use at each of its facilities. Also, all major capital expenditure decisions must be approved by senior corporate management.

     The Company also has established a quality assurance committee at each of its hospitals under the direction of a physician to review and to set standards for medical practices and nursing care and to assure compliance with regulatory standards. These committees develop quality assurance programs involving all departments, medical staffs, patients and services, and periodically monitor patient care, including admissions, discharges, length of stay and treatment. The Company has also established utilization review committees which monitor patient care. Additionally, the Company requires that each of its hospitals have a plan for continuous quality improvement in its delivery of health care services.

     Like most hospitals, the Company's hospitals do not engage in extensive medical research and medical education programs. However, some of the Company's hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

         The following table sets forth certain combined historical operating statistics for the hospitals operated by the Company, including AHM, for each of the periods indicated:

                                                                                  Years Ended August 31,
                                                        ------------------------------------------------------------------
                                                           1991            1992         1993          1994            1995
                                                           ----            ----         ----          ----            ----
Number of hospitals at period end                            27              31           34            46              46
Licensed beds at period end.......................        4,571           5,210        6,114         8,025           8,069
Patient days......................................      685,327         727,226      711,621       871,938       1,076,782
Adjusted patient days(1)..........................      934,889       1,018,788      991,760     1,201,980       1,512,070
Average length of stay(days)......................          6.9             6.2          6.0           4.9             5.3
Admissions........................................       99,666         117,248      118,284       179,085         204,204
Adjusted admissions(2)............................      135,064         163,350      164,845       246,872         286,753
Occupancy rate(3).................................        41.1%           38.2%        35.7%         35.2%           36.4%

(1) Total patient days for the period multiplied by the ratio of total patient revenue divided by total inpatient revenue.
(2) Total admissions for the period multiplied by the ratio of total patient revenue divided by total inpatient revenue.
(3) Average daily census for the period divided by licensed beds.

     Consistent with industry trends, the Company's hospitals have experienced a significant shift from inpatient to outpatient care as well as decreases in average lengths of inpatient stay primarily as a result of hospital payment changes by Medicare, insurance carriers and self-insured employers. These changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. As a result, outpatient utilization has increased over the past four years and represents approximately 28.8% of gross patient revenues for the year ended August 31, 1995 while average lengths of patient stay have decreased from 6.9 days for fiscal 1991 to 5.3 days for fiscal 1995. Another factor affecting hospital utilization levels is improved treatment protocols as a result of medical technology and pharmacological advances. The Company's growth in outpatient gross revenue and more intensive utilization of ancillary services, along with inpatient price increases, have resulted in net revenue growth despite decreases in inpatient volume and decreases in average length of inpatient stay. The Company is unable to predict whether such trends will continue.

     The Company's hospitals experience seasonal fluctuations in occupancy, with the highest number of admissions taking place in January through April, and the lowest in November and December.

     Medicaid HMO. With its acquisitions of Summit and St. Luke's, the
Company obtained ownership of two Medicaid HMO's which have been merged and are now run under the name Health Choice Arizona ("HCA"). Since October 1990, HCA has had a contract with the State of Arizona to provide health care services to members of the Arizona Health Care Cost Containment System ("AHCCCS"). AHCCCS administers the Medicaid program in Arizona and also contracts for health care services for certain other groups like small employers (40 or less employees). HCA's current contract with the AHCCCS covers approximately 33,000 members of the Arizona Medicaid system and small employers in Maricopa and Pima Counties, Arizona and provides a significant percent of the net revenues of the Company's six hospitals and two surgery centers in Arizona.

Sources of Revenue

     In General. The sources of the Company's hospital revenues are charges related to the services provided by the hospitals and their staffs, such as radiology, operation rooms, pharmacy, physiotherapy and laboratory procedures, and basic charges for the hospital room and related services such as general nursing care, meals, maintenance and housekeeping. The Company receives payment for health care services from (i) the federal government under the Medicare program, (ii) state governments under their respective federally-regulated Medicaid programs, (iii) managed care operators, including health maintenance organizations ("HMOs") and preferred provider organization ("PPOs") and (iv) other private payors including commercial insurers like Blue Cross and patients directly. In addition, some states, such as California and Washington, are contracting with private HMOs to provide benefits to Medicaid recipients. Further, Medicare also contracts with private HMOs to provide benefits to Medicare beneficiaries. The following table sets forth the approximate percentages of total gross operating revenue of the Company from the sources indicated for each of its three most recently completed fiscal years:


                                               1993      1994       1995
                                               ----      ----       ----
Medicare...............................        44.3%     45.4%      40.4%
Medicaid/Medi-Cal......................        17.2%     18.3%      18.3%
Managed Care...........................        16.9%     23.3%      26.9%
All Other Payors.......................        21.6%     13.0%      14.4%
                                              ------     ------     ------
   Total:..............................       100.0%     100.0%     100.0%
                                              ======     ======     ======



     Hospital gross revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients and the volume of outpatient procedures. Reimbursement rates for inpatient routine services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric) and the geographic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services in recent years. This increase is primarily the result of advances in technology (which allow more services to be provided on an outpatient basis), construction or acquisition of additional outpatient facilities and increased pressures from Medicare, Medicaid, HMOs, PPOs and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The Company's experience with respect to increased outpatient volume mirrors the trend in the hospital industry.

     Most hospitals (including all of the Company's hospitals) derive a substantial portion of their revenue from the Medicare and Medicaid programs, which are governmental programs designed to reimburse participating health care providers for covered services rendered and items furnished to qualified beneficiaries. Both of these governmental programs are heavily regulated and subject to frequent changes which in recent years have reduced, and in future years are expected to continue to reduce, Medicare and Medicaid payments to hospitals. In light of its hospitals' high percentage of Medicare and Medicaid patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in these programs. See "Governmental Regulation - Health Care Reform".

     The Medicare program is designed primarily to provide health care services to persons aged 65 and over and those who are chronically disabled or who have End Stage Renal Disease ("ESRD"). The Medicaid program is designed to provide medical assistance to the medically indigent. Medicaid is a joint federal and state program in which states voluntarily participate. Payment rates under the Medicaid program are set by each participating state, and rates and covered services may vary from state to state, although such variations are subject to a framework of federal requirements. Over 50% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The Medicare program is administered by the federal government, primarily the Department of Health and Human Services ("HHS") and the Health Care Financing Administration ("HCFA"), while the Medicaid program is administered by individual state governments, subject to compliance with federally mandated requirements in order to obtain federal financial participation.

     Amounts received under Medicare, Medicaid and from managed care organizations and certain other private insurers generally are less than the hospital's customary charges for the services provided. Patients are not generally responsible for any differences between customary charges and amounts reimbursed under these programs for such services, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. In recent years, the Company's facilities have experienced an increase in the amount of such exclusions, deductibles and co-insurance. In addition, the major governmental and private purchasers of health care are increasingly negotiating the amounts they will pay for services performed, and managed care operators, which offer prepaid and discounted medical service packages, represent a growing segment of health care payors. The Company believes that its recent acquisition activity, together with the business strategies described above, will position the Company to compete more effectively in this changing environment.

     Medicare. Beginning in 1983, reimbursement to hospitals under the Medicare program changed significantly and these changes have had, and are expected to continue to have, significant adverse effects on the Company's hospitals and the health care industry in general. Prior to 1983, Medicare reimbursed general hospitals on a cost-based system for inpatient services, capital costs and outpatient services. In 1983, Medicare established a prospective payment system for inpatient services under which inpatient discharges from general hospitals are classified into categories of treatments, known as Diagnosis Related Groups ("DRGs"), which classify illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. At August 31, 1995, there were 495 DRGs. Hospitals generally receive a fixed amount based upon a value assigned to the DRG, which amount is calculated on a per discharge basis for each Medicare patient. The DRG payment is a set rate (the "DRG rate"), and is generally paid regardless of how long the patient actually stays in the hospital or what costs are actually incurred in providing care to a particular Medicare patient. If the actual cost of caring for a patient is less than the DRG payment, the hospital is allowed to keep the excess payment as profit; if the cost is more than the DRG payment, the hospital must generally absorb the loss. (For extremely unusual cases, known as "outliers," additional payments may be made to the hospital.) The purpose of the prospective payment system is to encourage hospitals to operate more efficiently and to avoid unnecessary utilization of health care services.

     Primarily as a result of federal budget deficit considerations, for several years the annual percentage increases to the DRG rates have been lower than both the inflationary percentage increases in the cost of goods and services purchased by all general hospitals and the inflationary increases in the Company's costs. The index used by HCFA to adjust the DRG rates gives consideration to the annual increases in the cost of goods and services purchased by hospitals (the "Market Basket"). The increase in the Market Basket for the fiscal years beginning October 1, 1994 and October 1, 1995 were established as 3.6% and 3.5%, respectively. However, in recent years federal legislation has reduced the increases in the DRG rates below the Market Basket amounts. Thus, pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), the DRG rates for hospitals it classifies as "large urban" (the class hospital from which more than 90% of the Company's revenue comes) were or will be adjusted by the annual Market Basket percentage change: (1) minus 2.5%, effective October 1, 1994, (2) minus 2.0%, effective October 1, 1995, (3) minus 0.5%, effective October 1, 1996, and (4) without reduction, effective October 1, 1997 and each year thereafter, unless, in each case, altered by subsequent legislation. The Company deems such subsequent legislation likely given the current emphasis on decreasing the federal budget deficit. For example, budget bills passed by the Senate and House in the Fall of 1995 provide for the following reductions in the DRG adjustments pursuant to OBRA 1993 set forth above: the Senate version provides for Market Basket minus 2.5% in each of the seven federal fiscal years commencing October 1, 1995 and ending September 30, 2002 while the House bill provides for Market Basket minus 2.5% for the fiscal year commencing October 1, 1995 and Market Basket minus 2.0% for the six federal fiscal years commencing October 1, 1996 and ending September 30, 2002. President Clinton has threatened to veto this proposed budget legislation unless certain changes are made including scaling back some of the proposed Medicare reductions. See "Governmental Regulation Health Care Reform".

     The Company's one psychiatric hospital as well as its psychiatric and rehabilitation units that are certified by the respective state licensure bureaus as distinct part units of its general hospitals are currently exempt from the prospective payment system and are reimbursed on a cost-based system, subject to certain cost caps.

     Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to federal budget restraints, the Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") reduced the cost component by 5.8% for federal fiscal years ("FFY") 1991 through 1995 so that currently Medicare payments for the majority of outpatient services generally are the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs). OBRA 1993 extended the 94.2% provision through FFY 1998. Outpatient laboratory services are paid based on a fee schedule which is substantially lower than customary charges. Certain ambulatory surgery procedures are paid for at a rate based on a blend of hospital costs and the rate paid by Medicare for similar procedures performed in free-standing ambulatory surgery centers. Certain radiology and other diagnostic services are paid on a blend of actual cost and prevailing area charge.

     The provisions of OBRA 1990 required the Secretary of HHS to develop a proposal for a prospective payment system for all hospital-based outpatient services. The Secretary's report, which was due on September 1, 1991, was submitted to Congress on March 17, 1995. The Secretary's report recommends a phase-in of a prospective payment system for outpatient services with prospective payment rates, known as Ambulatory Payment Groups ("APGs"), being established initially for surgical and radiological services and other diagnostic procedures that account for almost half of hospital outpatient Medicare charges. Other groups of outpatient services would be brought under a prospective payment system as appropriate methodologies are developed. The report also addressed changes to beneficiary coinsurance and the computation of coinsurance under the current blended payment method. Implementation of the Secretary's proposals would require Congress to enact legislation. The effect on the Company of a change to a prospective payment system or other changes to the existing payment system for Medicare outpatients, if legislation were to be enacted, cannot be predicted by the Company at this time. Gross Medicare outpatient revenues were approximately 31.8% of the Company's total gross outpatient revenues, or approximately 9.2% of the Company's total gross operating revenues, for the year ended August 31, 1995.

     In addition to the operating payments described above, the Medicare program historically provided reimbursement to hospitals for certain costs of capital (such as depreciation, property taxes, rent and interest) on a reasonable cost basis. However, pursuant to final HHS regulations issued in August 1991, reimbursement for capital expenditures related to inpatient care was incorporated into a prospective payment system which will be phased in over a ten-year transition period beginning October 1, 1991 during which many hospitals actual capital costs will be given less consideration and the Federal Rate (as defined below) will be given more consideration each year. The regulations establish a standard federal rate per discharge for capital-related inpatient hospital costs (the "Federal Rate"). The Federal Rate is based on the estimated FFY 1992 national average Medicare inpatient capital-related cost per discharge under cost reimbursement. A hospital is paid under one of the following two different payment methodologies during this transition period: (i) hospitals with a hospital-specific rate (the rate established for a hospital based on the cost report ending on or before December 31, 1990) below the Federal Rate would be paid on a fully prospective payment methodology and (ii) hospitals with a hospital-specific rate above the Federal Rate would be paid based on a hold-harmless payment methodology or 100% of the Federal Rate whichever results in a higher payment, subject to the 90% cap through FFY 1995 enacted in OBRA 1990 which is described in the following sentence. As required by OBRA 1990, however, the Federal Rate has and will be adjusted in FFY 1992 through FFY 1995 so that aggregate payments for capital will not exceed 90% of the amounts that would have been payable under a reasonable cost reimbursement basis. This reduction mandated by OBRA 1990 is set to expire on September 30, 1995. The expiration of this provision should, in theory, reset the total capital payments to 100% of aggregate capital costs. Congress, however, is in the process of establishing the health care budget for future periods, which budget may include a reduction rather than an increase in the prospective payment system for capital costs. Until this process is completed, the final increase or decrease, if any, to the prospective payment system for capital costs will not be known. However, in the Company's opinion the impact of prospective payment system capital reimbursement in FFY 1994 and FFY 1995 has not been material to Medicare capital reimbursement. The hospital-specific rates for FFY 1994 decreased 2.16%. The established Federal Rate for FFY 1994 was reduced by 9.33% to $378 per patient discharge and for FFY 1995 was reduced by 0.4% to $377 per patient discharge. Thus, based upon these small rate reductions and the Company's analysis of the manner in which these regulations have been applied by HHS, the Company does not believe that, in aggregate, its hospitals were materially affected by these regulations for the year ended August 31, 1995. Payments for future years, however, including those related to new capital expenditures, will be affected by annual updates in the Federal Rate. Management cannot predict the effect of such changes on the Company's results of operations or financial condition.

     The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FFY 1990 and OBRA 1990 extended the 15% reduction through FFY 1991. OBRA 1990 further directed that outpatient capital reimbursement be reduced by only 10% beginning FFY 1992 through FFY 1995. OBRA 1993 extended the 10% reduction through FFY 1998.

     Considerable uncertainty surrounds the future determination of payment levels for DRGs and for other services currently being reimbursed on a cost basis. OBRA 1993 provides for certain federal budget targets for the next four years which, if not achieved, may result in further legislative reductions in Medicare payments. Further legislation in the prospective payment area which could arise could be additional reductions or eliminations of DRG rate increases or otherwise revising DRG rates downward to take into account evidence of historical reductions in hospital operating costs. In addition, in past years automatic spending cuts in Medicare program payments occurred under the "Gramm-Rudman-Hollings Amendment" enacted by Congress in December 1985 and such spending cuts could occur in future years under this or similar new legislation. Also, substantial areas of the Medicare program are subject to legislative and regulatory changes, administrative rulings, interpretations, administrative discretion, governmental funding restrictions and requirements for utilization review (such as second opinions for surgery and pre-admission criteria). These matters, as well as more general governmental budgetary concerns, may significantly reduce payments made to the Company's hospitals under the Medicare program, and there can be no assurance that future Medicare payment rates will be sufficient to cover cost increases in providing services to Medicare patients. Moreover, reductions in the future could have a material adverse impact on the revenues of the Company's hospitals. However, because the actual amount of the reduction for any particular fiscal year may vary according to the federal deficit, the financial impact of future reductions on the Company's hospitals cannot be predicted. See "Governmental Regulation - Health Care Reform".

     Medicaid. State Medicaid payment methodology varies from state to state but very common are state Medicaid prospective payment systems or state programs that negotiate payment rates with individual hospitals. Generally, however, Medicaid payments are less than Medicare payments and are substantially less than a hospital's cost of services. In 1991 Congress passed legislation limiting the states' use of provider-specific taxes and donated funds to obtain federal Medicaid matching funds. As a result of the legislation, certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs. Congress has also established a national limit on disproportionate share hospital adjustments (which are additional amounts required to be paid to hospitals defined as providing a disproportionate amount of Medicaid and low-income inpatient services). This legislation and the resulting state broad-based provider taxes have adversely affected the Company's net Medicaid payments, but to date the net impact has not been materially adverse.

     The federal government and many states are currently considering additional ways to limit the increase in the level of Medicaid funding, which also could adversely affect future levels of Medicaid payments received by the Company's hospitals. Because the Company cannot predict precisely what action the federal government or the states will take as a result of existing and future legislation, the Company is unable to assess the effect of such legislation on its business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation, and it is impossible to predict the effect such legislation might have on the Company. See "Governmental Regulation
- - Health Care Reform".

     Effective January 1, 1995, the California Department of Health Services began changing the payment system for participants in the California Medicaid program ("Medi-Cal") in certain counties, including those in which the Company principally operates, from fee-for-service contractual arrangements to managed care plans. The Company is unable to predict the effect these changes will have on its operations. No assurance can be given that such Medi-Cal payment changes will not have a material adverse effect on the Company.

     Annual Cost Reports. The Company's annual cost reports which are required under the Medicare and Medicaid programs are subject to audit which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and the Company is currently contesting certain issues raised in audits of prior years' reports. Management believes that adequate provision has been made in its financial statements for any material retroactive adjustments that might result from all of such audits and that final resolution of all of these issues will not have a material adverse effect upon the Company's results of operations or financial position. Due to the implementation of the Medicare prospective payment system in 1983, the amount of reimbursement to the Company's general acute care hospitals potentially affected by audit adjustments has substantially diminished.

     Managed Care. The Company has been and will be increasingly affected by the amount of health care provided through managed care organizations. Managed care arrangements typically reimburse providers based on a percent of charges or on a per diem basis. In certain markets, the Company's hospitals are now entering into risk sharing, or capitated, arrangements. These arrangements reimburse the hospital based on a fixed fee per participant in a managed care plan with the hospital assuming the cost of services provided, regardless of the level of utilization. If utilization is higher than anticipated and/or costs are not effectively controlled, such arrangements could produce low or negative operating margins. As of August 31, 1995 the portion of the Company's revenues derived from risk sharing contracts is not material.

     Commercial Insurance. The Company's hospitals provide services to individuals covered by private health care insurance. Private insurance carriers either reimburse their policy holders or make direct payments to the Company's hospitals based upon the particular hospital's established charges and the particular coverage provided in the insurance policy. Blue Cross is a health care financing program that provides its subscribers with hospital benefits through independent organizations that vary from state to state. The Company's hospitals are paid directly by local Blue Cross organizations on the basis agreed to by each hospital and Blue Cross by a written contract.

     Recently, several commercial insurers have undertaken efforts to limit the costs of hospital services by adopting prospective payment or DRG-based systems. To the extent such efforts are successful, and to the extent that the insurers' systems fail to reimburse hospitals for the costs of providing services to their beneficiaries, such efforts may have a negative impact on the results of operations of the Company's hospitals.

Limits on Reimbursement

     As stated above, the Company derives a substantial portion of its revenue from the Medicare and Medicaid programs. During its fiscal years ended August 31, 1993, 1994 and 1995, the Company derived an aggregate of 61.5%, 63.7% and 58.7%, respectively, of its gross revenue from the Medicare and Medicaid programs.

     Changes in existing governmental reimbursement programs in recent years have resulted in reduced levels of reimbursement for health care services, and additional changes are anticipated. Such changes are likely to result in further reductions in the rate of increase in reimbursement levels especially since, in order to reach a balanced budget by the year 2002, in October 1995 the U.S. House of Representatives and the U.S. Senate passed budget reconciliation bills providing for $270 billion in savings under the Medicare program over seven years by reducing the growth rate of the program to approximately 6% a year from 10% and $169 billion and $172 billion in savings under the Medicaid program in the House and Senate versions, respectively, by converting the federal share of the program to a block grant to the states and by gradually reducing growth to approximately 5% to 6% a year from 10%. See "Governmental Regulation - Health Care Reform".

     In addition, private payors, especially managed care payors, increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

     Significant limits on reimbursement rates could adversely affect the Company's result of operations. The Company is unable to predict the effect these changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company. See "Governmental Regulation - Health Care Reform".

Competition

     The health care industry is highly competitive and has been characterized in recent years by increased competition for patients and staff physicians, excess capacity at general hospitals, a shift from inpatient to outpatient settings and increased consolidation. The principal factors contributing to these trends are advances in medical technology, cost-containment efforts by managed care payors, employers and traditional health insurers, changes in regulations and reimbursement policies, increases in the number and type of competing health care providers and changes in physician practice patterns. The Company's future success will depend, in part, on the ability of the Company's hospitals to continue to attract staff physicians, to enter into managed care contracts and to organize and structure integrated health care delivery networks with other health care providers and physician practice groups. There can be no assurance that the Company's hospitals will continue to be able, on terms favorable to the Company, to attract physicians to their staffs, to enter into managed care contracts or to organize and structure integrated health care delivery networks, for which other health care companies with greater financial resources or a wider range of services may be competing.

     The Company's ability to continue to compete successfully for such contracts or to form or participate in such systems also may depend upon, among other things, the Company's ability to increase the number of its facilities and services offered through the acquisition of hospitals, groups of hospitals, other health care businesses, ancillary health care providers, physician practices and physician practice assets and the Company's ability to finance such acquisitions.

     Generally, other hospitals in the local markets served by most of the Company's hospitals provide services that are offered by the Company's hospitals. Certain of the Company's local competitors have greater financial resources, are better equipped and offer a broader range of services than the Company. In addition, hospitals owned by governmental agencies and other tax-exempt entities benefit from endowments, charitable contributions and tax-exempt financing, which advantages are not enjoyed by the Company's facilities.

     The Company believes that its hospitals compete within local markets on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, location, breadth of services and technology offered and prices charged. The Company's competition ranges from large, multi-facility companies to small single-hospital owners. The Company also competes with free-standing outpatient surgery and diagnostic centers. The competition among hospitals and other health care providers has intensified in recent years as hospital occupancy rates have declined. The Company's strategies are designed, and management believes that its hospitals are positioned, to be competitive under these changing circumstances.

     In large part, hospital revenues depend on the physicians on staff who admit or refer patients to the hospital. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital to patients and their physicians, the hospital's location, the quality of the medical staff affiliated with the hospital and the quality of the hospital's facilities, equipment and employees. The Company attracts physicians to its hospitals by equipping its hospitals with sophisticated equipment, providing physicians with a large degree of independence in conducting their hospital practices and sponsoring training programs to educate physicians on advanced medical procedures. While physicians may terminate their association with a hospital at any time, the Company believes that by striving to maintain and improve the level of care at its hospitals and by maintaining high ethical and professional standards, it will retain qualified physicians with a variety of specialties.

     The competitive position of a hospital is increasingly affected by its ability to negotiate service contracts with purchasers of group health care services. Such purchasers include employers, PPOs and HMOs. PPOs and HMOs attempt to direct and control the use of hospital services through management of care and either receive discounts from a hospital's established charges or pay based on a fixed per diem or on a capitated basis where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. The importance to a hospital of its ability to obtain contracts with PPOs and HMOs and other organizations which purchase health care varies from market to market, depending on the degree of market penetration of such organizations, but such market penetration is increasing each year in almost every local market as these payors attempt to control rising health care costs. In geographic areas where such market strength is strong, the failure of a hospital to obtain managed care contracts could negatively impact that hospital's volume of patients and revenues and therefore could have a material adverse impact on such hospital's results of operations and cash flow.

     State certificate of need ("CON") laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, may also have the effect of restricting competition. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. Competition in the form of new services, facilities and capital spending is more prevalent in those states which have no CON laws (which at the current time include the states of Arizona, California and Texas) or which set relatively high levels of expenditures before they become reviewable by state authorities. At August 31, 1995, 10 of the 14 states in which the Company owned hospitals had CON requirements applicable to general hospitals. See "Governmental Regulation - Certificates of Need".

     The Company, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. As both private and government payors reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, federal and state efforts to reform the United States health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payors may require changes in the Company's facilities, equipment, personnel, rates and/or services in the future. See "Governmental Regulation - Health Care Reform".

     The general hospital industry and the Company's general hospitals continue to have significant unused capacity, and, thus, there is substantial competition for patients. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payor-required pre-admission authorization, utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payor pressures are expected to continue. There continue to be increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to an alternative health care delivery services because of technology improvements and as cost controls by payors become greater. Allowances and discounts are expected to continue to rise, and to cause decreases in revenues, because of increasing cost controls by government and private group payors and because of the increasing percentage of business (and related discounts) from group purchasers of health care. To meet these challenges, the Company has expanded many of its general hospitals' facilities to include outpatient centers, offers discounts to private payor groups, enters into capitation contracts in some service areas, upgrades facilities and equipment and offers new programs and services.

Medical Staffs and Employees

     As of August 31, 1995, approximately 10,000 licensed physicians were members of the medical staffs of the Company's hospitals. Medical staff members are generally independent contractors and not employees of the hospital. A small number of physicians, however, have been historically employed by, or have contracted with, the Company primarily to staff emergency rooms, to provide certain ancillary services and to serve in administrative capacities, such as directors of special services. Recently, the Company has also begun employing physicians, primarily primary care physicians. Those physicians who serve in administrative capacities are primarily part-time employees or independent contractors who usually have private practices in addition to their responsibilities to the Company. Members of the medical staffs of the Company's hospitals often also are members of the medical staffs of hospitals not owned by the Company and each may terminate his or her affiliation with a Company hospital at any time. Generally, a patient is admitted to a hospital only at the request of a member of the hospital's medical staff. Applications for staff privileges at each of the Company's hospitals are approved by the Board of Trustees at each hospital. Any licensed physician may apply to be admitted to the medical staff of any of the Company's hospitals.

     At August 31, 1995, the Company and its subsidiaries had approximately 22,000 employees. The Company believes it has good labor relations with its employees. A small percentage of the Company's employees are represented by labor unions. While the Company's hospitals experience additional union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In recent years, the Company generally has not experienced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff retention programs and general economic conditions. However, there can be no assurance as to future availability and cost of qualified medical personnel.

Governmental Regulation

     General. The health care industry is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services, as described below. The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the financial results of the Company's operations.

     Federal and State Anti-Fraud and Anti-Referral Legislation. The Social Security Act contains prohibitions on offering, paying, soliciting or receiving remuneration intended to induce business reimbursed under the Medicare or Medicaid programs. Thus, financial arrangements between hospitals and persons, such as physicians, who are in a position to refer patients or induce the acquisition of any goods or services paid for by the Medicare or Medicaid programs, must comply with the "fraud and abuse" anti-kickback provisions of the Social Security Act (presently codified in Section 1128B(b) of the Social Security Act, hereinafter the "Antifraud Amendments"). In addition to felony criminal penalties (fines of up to $25,000 and imprisonment for up to five years per referral), the Social Security Act also establishes civil monetary penalties and the sanction of excluding violators from Medicare and Medicaid participation.

     The Antifraud Amendments have been interpreted broadly by the federal regulators and the courts to prohibit the intentional payment of anything of value if one purpose is to influence the referral of Medicare or Medicaid business. Health care providers generally have been concerned in recent years that many relatively innocuous, or even beneficial, commercial arrangements with their physicians may technically violate this broad interpretation of the Antifraud Amendments.

     In 1976, Congress established the Office of Inspector General ("OIG") at HHS to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. The OIG also operates a 24-hour 800 number "hotline" where persons with information on health care fraud are encouraged to report their information to the OIG and may even remain anonymous in the process.

     In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the Antifraud Amendments, the OIG has from time to time issued "Special Fraud Alerts" identifying features of transactions, which, if present, may indicate that the transaction violates the Antifraud Amendments. In May 1992, the OIG issued a Special Fraud Alert regarding hospital incentives to physicians. The alert identified the following incentive arrangements as potential violations of the statute: (a) payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital, (b) the use of free or significantly discounted office space or equipment (in facilities usually located close to the hospital), (c) provision of free or significantly discounted billing, nursing or other staff services, (d) free training for a physician's office staff in areas such as management techniques, CPT coding and laboratory techniques, (e) guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount, (f) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients (or some number of patients) to the hospital, (g) payment of the costs of a physician's travel and expenses for conferences, (h) payment for a physician's continuing education courses, (i) coverage on the hospital's group health insurance plan at an inappropriately low cost to the physician and (j) payment for services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered. In this fraud alert the OIG encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG on the "hotline" or through other means.

     In addition, the OIG has issued regulations outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business under the Medicare or Medicaid programs, would not be subject to enforcement action under the Social Security Act. The practices covered by the regulations include certain physician joint venture transactions, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. Additional proposed safe harbors are published by the OIG from time to time. Certain of the Company's current arrangements with physicians, including joint ventures, do not qualify for the current safe harbor exemptions and, as a result, such arrangements risk scrutiny by the OIG and may be subject to enforcement action. The failure of these arrangements to satisfy all of the conditions of the applicable safe harbor criteria does not mean that the arrangements are illegal. Nevertheless, certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the safe harbor regulations, or the future adoption of other legislation or regulation in these areas.

     The Social Security Act also imposes criminal and civil penalties for making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. Like the Antifraud Amendments, this statute is very broad.

Careful and accurate coding of claims for reimbursement must be performed to avoid liability under the false claims statutes.

     Effective January 1, 1991, Section 1877 of the Social Security Act (commonly known as "Stark I") prohibited referrals of Medicare and Medicaid patients to clinical laboratories with which a referring physician has a financial relationship. OBRA 1993 included certain amendments to Section 1877 (such amendments commonly known as "Stark II") which substantially broadened the scope of prohibited physician self-referrals to include referrals by physicians to entities with which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include not only the clinical laboratory services which were the only such services covered by Stark I, but also, among other things, physical and occupational therapy services, radiology services, DME, home health, and inpatient and outpatient hospital services. Sanctions for violating Stark I or II include civil money penalties up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value on each such service provided and exclusion from the Medicare and Medicaid programs. Stark II contains certain exceptions to the self-referral prohibition, including an exception if the physician has an ownership interest in the entire hospital. Stark II became effective January 1, 1995 and contemplates the promulgation of regulations implementing the new provisions. The Company cannot predict the final form that such regulations will take or the effect that Stark II or the regulations to be promulgated thereunder will have on the Company.

     Many states in which the Company operates also have laws that prohibit payments to physicians for patient referrals with statutory language similar to the Antifraud Amendments, but with broader effect since they apply regardless of the source of the payment for the care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Many states also have passed legislation similar to Stark II, but also with broader effect since the legislation applies regardless of the source of the payment for the care. The scope of these state laws is broad, and little precedent exists for their interpretation or enforcement.

     Certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the Antifraud Amendments, Section 1877, current state laws or other legislation or regulation in these areas adopted in the future. The Company is unable to predict the effect of such regulations or whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. The Company is continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. There can be no assurance, however, that (i) governmental officials charged with the responsibility for enforcing these laws will not assert that the Company is in violation thereof or (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

     Health Care Reform. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Reform proposals under consideration in recent years have been cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. During 1994, President Clinton repeatedly stated that one of his primary objectives was to reform the nation's health care system to insure universal coverage and address the rising costs of care. However, President Clinton's or any other large-scale federal reform failed to pass the U.S. Congress in 1994.

     Despite the failure to pass large scale health care reform in 1994, the Congressional debate about health care has continued in 1995, largely in the context of reducing Medicare and Medicaid payments as part of the overall attempt to reduce federal budget deficits. Thus, in order to attempt to reach a balanced budget by the year 2002, in October 1995 the U.S. House of Representatives and the U.S. Senate passed budget reconciliation bills providing for $270 billion in savings under the Medicare program over seven years by reducing the growth rate of the program to approximately 6% a year from 10% and approximately $169 billion and $172 billion in savings under the Medicaid program in the House and Senate versions, respectively, by converting the federal share of the program to a block grant to the states and by gradually reducing growth to approximately 5% to 6% a year from 10%. With respect to Medicaid, (i) the funding reductions differ in the House and Senate versions with respect to their impact on individual states depending upon the allocation formulas and (ii) the bills contain provisions eliminating most federal standards and requirements for the state programs which will allow the states themselves largely to define eligibility, minimum benefits and provider reimbursement rates. With respect to Medicare, the bills contain provisions to encourage Medicare beneficiaries to enroll in private health plans, reduce payments to providers and raise premiums and deductibles for beneficiaries to achieve the targeted Medicare savings. President Clinton has threatened to veto the proposed budget legislation unless certain changes are made including scaling back some of the proposed Medicaid and Medicare reductions.

     There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as the Company and proposals to increase copayments and deductibles from program and private patients. For current federal proposals, see the Medicare and Medicaid provisions in the budget reconciliation bills discussed in the immediately preceding paragraph. In addition, a number of states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage and/or additional taxes on hospitals to help finance or expand the states' Medicaid systems. However, it is uncertain at this time what legislation on health care reform may ultimately be proposed or enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Licensure and Accreditation. Health care facility construction and operation is subject to extensive federal, state and local legislation and regulation relating to the adequacy of medical care, equipment, personnel, hygiene, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Hospitals must maintain strict standards in order to obtain their state hospital licenses from a department of health or other applicable agency in each state. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Hospital facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation. All of the Company's health care facilities are properly licensed under appropriate state laws, are certified for participation under the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Health Care Organizations, except for one hospital which is accredited by the American Osteopathic Association. Management believes that the Company's facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its licensing and qualifications, there is no assurance that its hospitals will be able to comply in the future.

     Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a CON program. The Company operates hospitals in some states that require approval under a CON program. Such laws generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. Following a number of years of decline, the number of states requiring CONs is once again on the rise. State legislators once again are looking at the CON process as a way to contain rising health care costs. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility's license. See "Competition".

     State Rate Review. A few states in which the Company owns hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state.

     In Florida, a budget review process and a Maximum Allowable Rate
Increase ("MARI") on revenue increases per admission has been in effect with respect to the Company's hospitals since 1986. MARI limits hospital net revenue per admission increases to an administratively determined cost of health care index plus an additional percentage in excess thereof. This law has limited the Company's ability to increase rates at its Florida hospitals. The Company owned five hospitals aggregating 1,630 beds in Florida as of August 31, 1995.

     In the aggregate, state rate or budget review and indigent tax provisions have not to date materially adversely affected the Company's results of operations. The Company is unable to predict whether any additional state rate or budget review or indigent tax provisions will be adopted and, accordingly, is unable to assess the effect thereof on its results of operations or financial condition.

     Utilization Review. The Company's facilities in recent years have been negatively affected by controls imposed by governmental and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review", have resulted in a reduction of patient access to certain treatments and procedures by reviewing the necessity of the admission or outpatient procedure and the course of treatment. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or not. PROs may deny payment for services provided, assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the PRO be excluded from participating in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

     Environmental Matters. The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company's hospitals generate pathological wastes, biohazardous (infectious) wastes, chemical wastes, waste oil and other solid wastes. The Company usually incinerates or contracts for disposal of its wastes. No litigation currently exists against the Company related to waste disposal, and the Company is not aware of any ongoing investigation by any government agencies in this area. The Company believes that the Company and its facilities are currently in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

Professional Liability and Insurance

     As is typical in the health care industry, the Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company is partially self-insured for its hospital professional liability, comprehensive general liability and excess casualty claims and maintains an unfunded reserve for such risks. For hospital professional liability, comprehensive general liability and excess casualty claims asserted, the Company assumes such liability risks under its self-insured retention up to $3 million per claim, and $30 million in the aggregate, for claims reported from June 1, 1994 to June 1, 1996. The Company also purchases excess levels of coverage above such self-insured retention. For the twelve months ending June 1, 1995 and June 1, 1996, the Company purchased for each such year a layer of excess insurance above these self-insured retentions in the amount of $50 million per claim and $50 million in the aggregate that may be applied towards hospital professional liability, comprehensive general liability and excess casualty claims. Although the Company's cash flow and reserves for self-insured liabilities have been adequate in the past to provide for such self-insured liabilities, and the Company believes that it has adequately provided for future self-insured liabilities, there can be no assurance that the Company's cash flow and reserves will continue to be adequate. If actual payments of claims with respect to the Company's self-insured liabilities exceed projected payments of claims, the results of operations of the Company could be adversely affected. In addition, while the Company's layer of excess insurance has been adequate in the past to provide for liability and casualty claims, there can be no assurance that adequate insurance will continue to be available at favorable price levels. If new insurance is not provided to replace existing insurance upon its expiration on June 1, 1996, the results of operations of the Company could be adversely affected.

Other Litigation

     The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which is usually not covered by insurance. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Certain Income Tax Matters

     The Company's federal income tax returns are not presently under audit by the Internal Revenue Service (the "IRS"), except in respect of Summit as disclosed below. Furthermore, the Company's federal income tax returns for taxable years through August 31, 1991 are no longer subject to IRS audit, with certain limited exceptions and except in respect of net operating loss carryforwards for income tax purposes ("NOL's") for prior years which may be subject to IRS audit as NOL's are utilized in subsequent tax years.

     The Company has approximately $235 million of NOL's which expire from 1996 to 2009 and which are available on a limited basis to offset federal net taxable income. The AHM Merger caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code for both the Company and AHM. Consequently, allowable federal deductions relating to NOL's of the Company and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations of approximately $19 million and $16 million for the Company and AHM, respectively. In addition, approximately $55 million of the NOL's are subject to an annual limitation of approximately $3 million due to prior "ownership changes" of the Company. The annual limitations may be increased in order to offset certain built-in gains which are recognized during the five year period following an ownership change. In addition, the NOL's from pre-merger tax years of AHM may only be applied against the prospective taxable income of the AHM entities which incurred the losses in prior years. The limitations described above are not currently expected to significantly affect the ability of the Company to ultimately recognize the benefit of these NOL's in future years.

     The IRS is currently engaged in an examination of the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit, which became a wholly-owned subsidiary of the Company in April 1994 and merged into the Company in September 1994. Summit has received a revenue agent's report with proposed adjustments for the years 1984 through 1986 aggregating, as of August 31, 1995, approximately $16.6 million of income tax, $58.1 million of interest on the tax, $43.9 million of penalties and $18.7 million of interest on the penalties. Summit has filed a protest opposing the proposed adjustments. The IRS has challenged, among other things, the propriety of certain accounting methods utilized by Summit for tax purposes, including the use of the cash method of accounting by certain of Summit's subsidiaries (the "Summit Subsidiaries") prior to fiscal year 1988. The cash method was prevalent within the hospital industry during such period and the Summit Subsidiaries applied the cash method in accordance with prior agreements reached with the IRS. The IRS now asserts that an accrual method of accounting should have been used. The Tax Reform Act of 1986 (the "1986 Act") requires most large corporate taxpayers (including Summit) to use an accrual method of accounting beginning in 1987. Consequently, the Summit Subsidiaries changed to the accrual method beginning July 1, 1987. In accordance with the provisions of the 1986 Act, income that was deferred by use of the cash method at the end of 1986 is being recognized as taxable income by the Summit Subsidiaries in equal annual installments over ten years beginning on July 1, 1987. The Company believes that Summit properly reported its income and paid its taxes in accordance with applicable laws and in accordance with previous agreements established with the IRS. The Company believes that the final outcome of the IRS's examinations of Summit's prior years' income taxes will not have a material adverse effect on the results of operations or financial position of the Company.

Executive Officers of the Registrant

     The following table sets forth certain information as of November 1, 1995 regarding the executive officers of the Company.

                                                                                                 Served as Officer
Name                            Age  Position                                                   of the Company since
- ----                            ---  --------                                                   --------------------
Charles N.  Martin, Jr.......   52   Chairman, President & Chief Executive Officer                January 1992
William L. Hough.............   44   Executive Vice President & Chief Operating Officer           July 1995
Keith B.  Pitts..............   38   Executive Vice President & Chief Financial Officer           August 1992
Dominick Bianco..............   42   Senior Vice President - Operations                           September 1995
Raymond Denson...............   54   Senior Vice President - Operations                           September 1986
Paula Y.  Eleazar............   42   Senior Vice President - Chief Information Officer            April 1992
Gale E.  Gascho..............   50   Senior Vice President - Operations                           June 1994
Anthony C.  Krayer...........   51   Senior Vice President - Acquisitions and Development         June 1994
Carol A.  Murdock............   35   Senior Vice President - Business Development
                                                               and Managed Care                   April 1994
William M. Murray............   50   Senior Vice President - Operations                           March 1995
Ronald P.  Soltman...........   49   Senior Vice President, General Counsel and Secretary         April 1994
Alan G. Thomas...............   41   Senior Vice President - Hospital Financial Operations        April 1994
Mark Werber..................   41   Senior Vice President - Operations                           April 1994

     Charles N. Martin, Jr. has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1992 except during the period April 1994 until August 1995 he was Chairman of the Board and Chief Executive Officer. Mr. Martin was President and Chief Operating Officer of HealthTrust, Inc., a hospital management company, from September 1987 until October 1991. From September 1980 to September 1987, Mr. Martin held a number of executive positions at Hospital Corporation of America, and from April 1987 to August 1987 served as a director of Hospital Corporation of America.

     William L. Hough has served as Executive Vice President and Chief
Operating Officer of the Company since August 1995. Prior thereto, Mr. Hough was Executive Vice President - Hospital Operations after joining the Company in May 1995. From September 1987 to April 1995, Mr. Hough served in various executive positions with HealthTrust, Inc. including Group Vice President from May 1994 to April 1995 and Regional Vice President from April 1990 to April 1994.

     Keith B.  Pitts  has  served  as  Executive  Vice  President  and Chief
Financial Officer of the Company since August 1992. From July 1991 to August 1992, Mr. Pitts was a partner in Ernst & Young LLP's Southeast Region Health Care Consulting Group, and from January 1988 to July 1991 he was a partner and Regional Director in Ernst & Young LLP's Western Region Health Care Consulting Group. Mr. Pitts was a Regional Vice President and Treasurer of Amherst Associates, a health care consulting firm, from July 1986 until it merged into Ernst & Young LLP in January 1988. Mr. Pitts is also a director of Horizon Mental Health Management, Inc. and of Summit Care Corporation.

     Dominick Bianco has been Senior Vice President - Operations of the Company since September 1995. Prior thereto, Mr. Bianco was Chief Executive Officer of the Company's Coral Gables Hospital, a 285 bed general hospital located in Coral Gables, Florida, since 1993. Previously, Mr. Bianco was Chief Operating Officer of Coral Gables Hospital from 1991 to 1993 and Assistant Administrator of the hospital from 1988 to 1991.

     Raymond Denson has served as Senior Vice President - Operations of the Company since April 1990. Mr. Denson served as a Vice President-Operations of the Company from September 1986 until April 1990.

     Paula Y. Eleazar has been Senior Vice President and Chief Information Officer of the Company since April 1994. Prior thereto she served as Vice President and Chief Information Officer of the Company from April 1992 until April 1994. For more than five years prior to joining the Company, Ms. Eleazar was employed by Hospital Corporation of America, a hospital management company, principally in its information systems division and as the Assistant Administrator of Henrico Doctors Hospital, Richmond, Virginia.

     Gale E. Gascho has been Senior Vice President - Operations of the
Company since June 1994. From 1991 until May 1994, Mr. Gascho was the Chief Executive Officer of Alhambra Hospital, a 157-bed general hospital located in Alhambra, California. From 1975 through 1991, Mr. Gascho served in various capacities with the corporate staff and with the hospital operations of National Medical Enterprises, Inc. (now known as Tenet Healthcare Corporation) ("NME"), a hospital management company, including serving from 1987 to 1991 as Chief Executive Officer of NME's Garfield Medical Center, a 229-bed general hospital located in Monterey Park, California.

     Anthony C. Krayer has been Senior Vice President - Acquisitions and Development of the Company since June 1994. Prior thereto he served as Senior Vice President of OrNda of South Florida, Inc., a subsidiary of the Company, from July 1993 to June 1994. From January 1992 until June 1993, Mr. Krayer was Chief Operating Officer of Florida Medical Center ("FMC"), a 459-bed acute care hospital located in Fort Lauderdale, Florida, which was purchased by a subsidiary of the Company in June 1993. From October 1989 until December 1991, Mr. Krayer was Chief Financial Officer of FMC. From 1980 until October 1989 Mr. Krayer was a partner of Ernst & Whinney (predecessor to Ernst & Young LLP).

     Carol A. Murdock has been Senior Vice President - Business Development and Managed Care of the Company since April 1995. From April 1994 until April 1995, Ms. Murdock was the Company's Senior Vice President - Business Development. Prior thereto she was Vice President, Marketing of Summit Health, Ltd. ("Summit"), a hospital management company, from June 1993 until April 1994. From November 1992 until May 1993, Ms. Murdock was Assistant Vice President/ Marketing of NME and from December 1990 until November 1992 she was Director, Product Line Development, of NME. From 1988 until 1990, Ms. Murdock was employed in various marketing positions with subsidiaries of LINC Financial Services.

     William M. Murray has been Senior Vice President - Operations of the Company since March 1995. Prior thereto, from 1988 until March 1995, Mr. Murray was President and Chief Executive Officer of the St. Luke's Health System, a not-for-profit multi-institutional health care delivery system serving the Phoenix, Arizona metropolitan area and central Arizona.

     Ronald P. Soltman has been Senior Vice President and General Counsel of the Company since April 1994 and Secretary of the Company since September, 1994. From 1984 until February 1994, he was Vice President and Assistant General Counsel of Hospital Corporation of America. From February 1994 until March 1994 he was Vice President and Assistant General Counsel of Columbia/HCA Healthcare Corporation, a hospital management company.

     Alan G. Thomas has been Senior Vice President - Hospital Financial Operations of the Company since April 1995. Prior thereto, Mr. Thomas was Vice President - Reimbursement and Revenue Enhancement of the Company from June 1994 until April 1995, Assistant Vice President of Reimbursement from December 1992 to June 1994, Director of Reimbursement from August 1992 to December 1992 and Assistant Division Controller from March 1990 until August 1992.

     Mark Werber has been Senior Vice President - Operations of the Company since April 1994. Prior thereto, Mr. Werber was Summit's Senior Vice President in charge of its Arizona, Texas and Iowa hospital operations from October 1990 until April 1994. Prior to October 1990, Mr. Werber was Chief Executive Officer of Summit's Tucson General Hospital, Tucson, Arizona.

     In general, officers are elected by the Company's Board of Directors annually and serve at the discretion of the Board of Directors. There are no family relationships between any of the Company's executive officers or directors.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's recent operating results were significantly affected by mergers, acquisitions and divestitures as discussed below.

     Mergers and Acquisitions. As discussed in Note 2 to the accompanying consolidated financial statements, OrNda HealthCorp ("OrNda") completed the AHM and Summit Mergers on April 19, 1994. The AHM Merger was accounted for as a pooling-of-interests and, accordingly, the operations of AHM and OrNda have been combined in the accompanying consolidated financial statements. The Summit Merger was accounted for as a purchase and, accordingly, its operations have been included since the date of the merger. The discussion herein is based upon the combined operations of OrNda and AHM for all periods presented in the accompanying consolidated financial statements and including Summit effective April 19, 1994. To enhance understandability, discussion and analysis of financial condition and results of operations of the separate companies is included, where necessary. Hereafter, the combined entity of OrNda and AHM is referred to as the "Company," while the separate operations of OrNda and AHM, prior to the Mergers, are referred to as "OrNda" and "AHM," respectively.

     In addition to the Mergers, the Company's results of operations have been impacted by the August 1994 acquisition of Fountain Valley Regional Hospital and Medical Center ("Fountain Valley") and related businesses in Fountain Valley, California and the February 1995 acquisition of three hospitals and related businesses that comprise the St. Luke's Health System ("St. Luke's") in Arizona.

     Goodwill, net of amortization, increased approximately $43.9 million in fiscal 1995 primarily from goodwill associated with the acquisition of St. Luke's of $4.0 million; adjustments to goodwill associated with the acquisition of Fountain Valley of $2.9 million; goodwill recorded in connection with the buy out of a joint venture at one of the Company's hospitals of $11.5 million; and, final adjustments to goodwill on the acquisition of Summit of $31.6 million. The adjustments to the Summit goodwill resulted principally from the finalization of appraisals on fixed assets acquired, resolution of certain assumed litigation, and receipt of actuarial estimates on termination of pension plans.

     Divestitures. Effective in the third quarter of fiscal 1994, the Company's management decided upon a plan of disposition to sell Decatur Hospital in Decatur, Georgia. During the fourth quarter of fiscal 1994, management also entered into plans to dispose of Lewisburg Community Hospital in Lewisburg, Tennessee, Gibson General Hospital in Trenton, Tennessee, and Pasadena General Hospital in Pasadena, Texas. These four hospitals have a total of 486 licensed beds. The Company consummated the sale of the Decatur Hospital in June 1994 and the sale of the Gibson Hospital effective October 31, 1994. Effective December 31, 1994, the Company sold Ross Hospital, a 92-bed psychiatric facility in Kentfield, California.

     The Company sold the hospital in Lewisburg on March 1, 1995 and had definitive agreements to lease the Pasadena General Hospital real property and sell the operations of Pasadena General Hospital to the lessee. The lessee assumed ownership of operations and began leasing Pasadena General Hospital on March 3, 1995. On or about March 27, 1995, the Company became aware that the buyer/lessee of Pasadena had failed to perform under its contractual agreement. On March 31, 1995, the Company re-assumed management of the facility until the facility was closed on May 14, 1995. On July 7, 1995, the Company entered into a definitive agreement to sell the real property of Pasadena General Hospital to a third party. The sales price resulted in an additional loss on sale of $5.7 million which was recorded in the third quarter of fiscal 1995.

     At August 31, 1994, the Company accrued $2.0 million for estimated future operating losses of Pasadena General Hospital between the date of the plan of disposition was committed to and the anticipated sales date. The accrual for future operating losses was included as a component of the loss on asset sales in fiscal year 1994. Pasadena General Hospital's financial operating results are not included in the consolidated statement of operations for the period September 1, 1994 through January 31, 1995 because they were charged to the accrual. At January 31, 1995, the $2.0 million accrual was completely utilized. Operating results for Pasadena General Hospital are included in other operating expenses beginning with the month of February 1995, including the costs of closing the facility, and will continue to be reported as such until the hospital is sold. The operating results for Pasadena General Hospital for the seven months ended August 31, 1995, were immaterial to the consolidated operations of the Company. On November 17, 1994, the Emerging Issues Task Force released a consensus on Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF 94-3). EITF 94-3 superseded previous accounting literature which required the accrual of future operating losses on assets held for sale. If EITF 94-3 had been in effect at August 31, 1994, the Company would have been required to include the results of operations of Pasadena General Hospital in the consolidated statement of operations and would have increased revenues by $4.6 million and operating expenses would have increased $6.6 million resulting in a decrease in income before income tax expense of $2.0 million for the year ended August 31, 1995.

     The Company does not expect the above noted divestitures to have a significant impact on future operations; however, any impact on future operations is expected to be favorable since these facilities, on a combined basis, incurred operating losses in the fiscal year ended August 31, 1994.

     Geographic Market Concentration. The Company owns hospitals in greater
Los Angeles, South Florida and Arizona which generated the following percentages of the Company's total revenue for the years ended August 31, 1995 and 1994, respectively:


                         Number     Percentage of    Number     Percentage of
                           of        Fiscal 1994       of         Fiscal 1995
                        Hospitals   Total Revenue   Hospitals   Total Revenue
                        ---------   -------------   ---------   -------------

Greater Los Angeles        14           28.5%          15           34.8%
South Florida               5           26.4%           5           19.3%
Arizona                     3            3.2%           6            8.9%

     To the extent favorable or unfavorable changes in regulations or market conditions occur in the these markets, such changes would likely have a corresponding impact on the Company's results of operations.

RESULTS OF OPERATIONS

     General Trends. During the periods discussed below, the Company's results of operations were affected by certain industry trends, changing components of total revenue, and changes in the Company's debt structure. The Company's results of operations have also been impacted by the mergers, acquisitions and divestitures discussed above.

     Industry Trends. Outpatient services accounted for 28.8% and 27.5% of actual gross patient revenue for the years ended August 31, 1995 and 1994, respectively, reflecting the industry trend towards greater use of outpatient services and the expansion of the Company's outpatient services primarily achieved through the opening of new outpatient clinics in key markets in fiscal 1995. The Company expects the industry trend towards outpatient services to continue as procedures currently being performed on an inpatient basis become available on an outpatient basis through technological and pharmaceutical advances. The Company plans to provide quality health care services as an extension of its hospitals through a variety of outpatient activities including surgery, diagnostics, physician clinics and home health.

     As discussed below, excluding the effect of the Summit, Fountain Valley and St. Luke's acquisitions and the divestitures noted above ("same hospitals basis"), total revenues have increased, reflecting higher utilization of outpatient and ancillary services, increased acuity of patients admitted, and an increase in admissions for inpatient procedures. The impact on revenue of increased patient acuity and general price increases has been partially offset by the increasing proportion of revenues derived from Medicare, Medicaid and managed care providers. These major payors substantially pay on a fixed payment rate on a per patient or a per diem basis instead of a cost or charge reimbursement methodology. Fixed payments limit the ability of the Company to increase revenues through price increases. While these fixed payment rates have increased annually, the increases have historically been at a rate less than the Company's increases in costs, and have been inadequate to reflect increases in costs associated with improved medical technologies. The Company has been able to mitigate such inflationary pressures through cost control programs, as well as utilization management programs which reduce the number of days that patients stay in the hospital and the amount of hospital services provided to the patient. The average length of stay has decreased from 5.7 days for the year ended August 31, 1994 to 5.3 days for the year ended August 31, 1995. The Company has programs designed to improve the margins associated with the revenues derived from government payors and managed care providers. In addition, the Company has programs designed to enhance overall hospital margins.

Year Ended August 31, 1995 Compared with the Year Ended August 31, 1994

     Total revenue for the year ended August 31, 1995, increased over the prior year by $568.3 million or 44.6% to $1.8 billion. The 44.6% increase is primarily a result of the Summit Merger and other hospital acquisitions discussed above.

The increase in total revenue attributable to acquisitions, net of divestitures was $496.5 million. Net income applicable to common shares for the year ended August 31, 1995 was $69.3 million, or $1.53 per share compared to a net loss of $61.2 million, or $(1.62) per share in prior year.

     Operating expenses for the year ended August 31, 1995, increased 44.4% ($485.8 million) over prior year primarily as a result of the acquisitions discussed above. During fiscal 1995, the Company realized a reduction in operating expenses of approximately $15.2 million as compared to the prior year from efficiencies of combining the OrNda, AHM, and Summit corporate offices. Actual salaries and benefits as a percentage of total revenue declined from 42.3% in fiscal 1994 to 41.4% in fiscal 1995 mainly as a result of reductions in corporate office personnel attained in combining the OrNda and AHM Corporate offices and due to labor efficiencies achieved at certain facilities.

     Actual other operating expenses increased 35.2% ($55.1 million). This category of expense increased at a rate greater than other categories due to the 1994 acquisition of Summit, which owns or manages physician practice groups and a Medicaid HMO that includes the majority of its non-salary expenses in other operating expense. In addition, the St. Luke's acquisition in fiscal 1995 also included a Medicaid HMO. Operating expenses for the year ended August 31, 1995, increased approximately $17.4 million for claims payments made by the Medicaid HMOs to third party providers. In addition, other operating expenses increased $12.3 million of rent expense related to acquisitions financed through leasing agreements with third parties.

     On a same hospitals basis, total revenue increased 6.9% ($71.9 million) primarily as a result of a 3.9% increase in admissions and a 18.7% ($105.2 million) increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits increased 8.1% ($36.3 million) primarily due to inflationary increases; the Company's expansion into the management of physician practice groups that typically employ higher salaried personnel than acute care hospitals; and, an increase in same hospital revenue. Supplies expense increased 3.9% ($5.0 million) and as a percentage of total revenue decreased from 12.4% in fiscal 1994 to 12.1% in fiscal 1995, primarily as a result of favorable reductions in supply contracts in pharmaceuticals and other areas. Purchased services increased 6.3% ($9.4 million) but as a percentage of total revenue remained at 14.4% in fiscal 1994 and fiscal 1995 primarily as a result of increases in marketing and rent expenses. Other operating expenses increased 10.1% ($9.2 million) and as a percentage of total revenue increased from 8.8% in fiscal 1994 to 9.0% in fiscal 1995, primarily as a result of increases in marketing and rent expenses. The provision for doubtful accounts increased 17.0% ($12.4 million) and increased from 7.0% of total revenue in 1994 to 7.6% in 1995. In connection with the Mergers, during the year ended August 31, 1994, the Company changed the methodologies used by the previously separate companies to calculate the allowance for doubtful accounts to conform to a single method for OrNda and AHM which resulted in a $3.3 million favorable impact on the provision for doubtful accounts in 1994.

     The effect of price increases implemented by the Company's hospitals was nominal as gross revenue from fixed reimbursement third party payors represented approximately 85.6% of the Company's total gross revenue in 1995. Over the last several years, the portion of the Company's total revenue derived from fixed reimbursement third party payors has increased while rates of increases from these payors have generally been less than medical-related inflation, resulting in increased efforts by the Company to implement cost containment initiatives and re-evaluate hospital programs for adequacy of profitability. Since these trends are likely to continue, the Company's ability to improve operating results at its existing hospitals is dependent on its continued effectiveness in reducing its costs of services. The Company's operations may also be enhanced through strategic acquisitions as was particularly evident in fiscal 1994 and fiscal 1995 with the mergers with AHM and Summit and the individual hospital acquisitions. The Company intends to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks.

     Depreciation and amortization for the year ended August 31, 1995, increased 27.6% ($18.4 million) over the prior year primarily as a result of the Summit Merger and other acquisitions discussed previously. The increase in depreciation and amortization attributable to acquisitions, net of divestitures, was $19.1 million.

     Interest expense increased 30.8% ($25.7 million) as a result of additional indebtedness incurred to finance the acquisitions discussed above as well as increases in market interest rates. Such increase was partially offset by a decrease in interest expense of $2.2 million related to the termination of an interest rate swap agreement in the third quarter of fiscal 1995. Of the Company's total indebtedness of $1.1 billion at August 31, 1995, approximately $480.2 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Over the past year, market interest rates have risen causing the Company's interest expense to increase. Continuing increases in market interest rates will adversely affect the Company's net income.

     Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, decreased 94.0% ($3.8 million) in fiscal 1995 as compared to fiscal 1994, primarily as a result of the repurchase of joint venture interests and a decline in operations at certain of the Company's joint ventures.

     In fiscal 1995, the Company recorded income of $14.0 million, compared to $3.6 million in fiscal 1994, related to is investments in Houston Northwest Medical Center ("HNW") which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. On February 28, 1994, the Company discontinued the equity method of accounting for the Company's investment in HNW. See Note 3 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW. HNW is obligated to redeem the preferred stock in May 2002 and 2004 for the redemption value of $62.5 million plus accrued cumulative dividends. If such preferred stock were redeemed, the Company would discontinue recording any income on the investment in HNW. Based on current projections, the redemption of the preferred stock in fiscal years 2002 and 2004 would result in additional liquidity of $21.5 million and $193.8 million, respectively, in those years. The redemption of the preferred stock would have an insignificant impact on financial position at the date of redemption as the investment in HNW is accounted for in accordance with statement of Financial Accounting Standard No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115) as an available-for-sale security. Under SFAS No. 115 the redemption of the preferred stock would result in recognition of a realized gain on the redemption with a corresponding decrease in unrealized gains under SFAS No. 115 with no significant impact on financial position.

     On September 27, 1995, the Company executed a letter of intent to acquire the controlling equity interests in Houston Northwest Medical Center, Inc. (HNMC) from the hospital's Employee Stock Ownership Plan (ESOP). Following the transaction, HNMC would be a wholly owned subsidiary of the Company. The Company's philosophy is to own and operate the significant hospitals in its portfolio and not be a passive investor in such assets. Consistent with that philosophy, the Company sought to acquire the remaining equity interests of HNW and obtain 100% ownership to gain control of its investment and the operations of the hospital itself. Obtaining control of the operations of HNW will result in the non-cash income currently recorded on the Company's investment in HNW preferred stock being converted to operating cash income. Such control would also provide the Company with further assurance of realizing the liquidity of its investment over the next few years as opposed to waiting until the preferred stock redemption date in 2002 and 2004 as noted above. Once the Company controls HNW, the hospital can participate in group purchasing contracts, utilization management programs, negotiations with third party payors, and capital resource management of a health care system and thereby improve the operating results of the facility. In addition, the acquisition of HNW will result in the Company owning a tertiary care facility in the Houston, Texas market to serve as the hub for developing an integrated delivery system in that market. The acquisition, if consummated, would result in significant changes in the balance sheet and statement of operations in future periods. See Note 3 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW and the pending acquisition.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). The majority of the Company's deferred tax assets related to approximately $235.0 million of tax loss and credit carryforwards at August 31, 1995, which the Company has available to offset future taxable income. The AHM Merger (see
Note 1 to the consolidated financial statements) caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the merger are thereafter subject to annual limitations (OrNda - $19.0 million; AHM
- - $16.0 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains", as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at August 31, 1995 will be realized through reversal of deferred tax liabilities.

     For the year ended August 31, 1995, the Company recorded income tax expense of $15.8 million on pretax income of $87.1 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

Year Ended August 31, 1994 Compared with the Year Ended August 31, 1993.

         Total revenue for the year ended August 31, 1994 increased over the prior year by $312.6 million or 32.5% to $1.3 billion. The Company incurred a $59.3 million net loss, $(1.62) per share, in fiscal 1994, which includes $90.1 million of non-recurring and extraordinary charges, compared to net income of $9.8 million, $0.23 per share, in fiscal 1993.

         The 32.5% increase in total revenue was primarily a result of (i) the inclusion of $109.4 million total revenue of Florida Medical Center ("FMC") for the year ended August 31, 1994 compared with $17.9 million in the prior-year period; (ii) the inclusion of $176.8 million total revenue of Summit from the date of the Summit Merger not included in the prior-year period; and, (iii) an increase in the Company's admissions, exclusive of FMC and Summit, of 3.2%. These increases were partially offset by a decrease in revenue from disposed hospitals of $19.9 million.

         Operating expenses for the year ended August 31, 1994 increased $343.0 million compared to fiscal 1993 primarily due to the inclusion of the following in fiscal 1994 (i) $2.5 million of special executive compensation, (ii) $30.0 million of AHM Merger transaction expenses discussed previously, (iii) $45.3 million of loss on asset sales, (iv) $91.0 million of FMC expenses compared to $14.8 million in the prior year period, (v) expenses of Summit facilities from the date of the Summit Merger of $145.3 million not included in the prior-year period. These increases were partially offset by a $15.0 million decrease in expenses related to disposed facilities. Actual other operating expenses as a percent of total revenue increased from 10.3% in fiscal 1993 to 12.3% in fiscal 1994 due to the acquisition of Summit on April 19, 1994. Summit owned or managed physician practice groups and a Medicaid HMO which record the majority of non-salary expenses as other operating expense. Other operating expenses in fiscal 1994 includes approximately $9.9 million of claims payments made by the Medicaid HMO to third party providers.

         Actual salaries and benefits as a percentage of total revenue declined from 42.5% in fiscal 1993 to 42.3% in fiscal 1994 mainly as a result of reductions in corporate office personnel attained in combining the OrNda and AHM Corporate offices.

         On a same hospital basis total revenue increased $64.2 million. Same hospital operating expense increased $58.7 million (8%) primarily as a result of the increase in same hospital total revenue. On a same hospital basis, salaries and benefits increased $33.0 million and as a percent of same hospital revenue increased from 42.6% to 43.2% primarily due to the Company's expansion into the management of physician practice groups that typically have higher salaried employees than acute care hospitals. Supplies expense increased $7.8 million but remained flat as a percent of same hospital revenue at 11.5%. Purchased services increased $13.0 million and increased as a percent of same hospital revenue from

14.9% to 15.2%, primarily due to implementation of new patient care programs managed by outside vendors. The Company's other operating expenses on a same hospital basis decreased approximately $2.9 million primarily related to savings achieved in combining the insurance programs of "OrNda" and "AHM".

     The provision for doubtful accounts on a same hospital basis increased $8.1 million and as a percent of same hospital revenue increased from 6.6% in fiscal 1993 to 7.0% in fiscal 1994 due to efforts to migrate billing and collection activities for five hospitals from a central billing office back to the individual hospitals. Such migration resulted in delays in billing and collection activity which subjected the balances to the Company's reserving methodology.

     The effect of price increases implemented by the Company's hospitals during these periods was nominal as gross revenue from fixed reimbursement third party payors represented approximately 87.0% of the Company's total gross revenue for fiscal 1994. Over the last several years, the portion of the Company's total revenue derived from fixed reimbursement third party payors has increased while rate increases from these payors have generally been less than medical-related inflation, resulting in increased efforts by the Company to implement cost containment initiatives and to re-evaluate hospital programs for adequacy of profitability. Since these trends are likely to continue, the Company's ability to improve operating results at its existing hospitals is dependent on its continued effectiveness in reducing its costs of services. The Company's operations may also be enhanced through strategic acquisitions as was particularly evident in fiscal 1993 and 1994 with the mergers with AHM and Summit and the individual hospital acquisitions of FMC and Fountain Valley. The Company intends to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks.

     Depreciation and amortization for the year ended August 31, 1994 increased 40.1% ($19.1 million) over the prior year primarily due to $5.4 million of depreciation and amortization attributable to the operations of FMC in fiscal 1994 compared with $0.9 million in the prior year, $6.4 million of depreciation and amortization attributable to the operations of Summit not included in the prior year, and $8.2 million for depreciation and amortization of fiscal 1994 capital expenditures and debt issuance costs.

     Interest expense for fiscal 1994 increased 21.5% ($14.8 million) as a result of additional indebtedness incurred to finance the merger and acquisition transactions and increases in market interest rates. Of the Company's total indebtedness of $1.1 billion at August 31, 1994, approximately $511.4 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Over the past year, market interest rates have risen causing the Company's interest expense to increase. Continuing increases in market rates will adversely affect the Company's net income.

     Minority interest expense decreased by approximately $0.6 million in fiscal 1994 as compared to fiscal 1993, primarily as a result of the Company's repurchase of joint venture interests.

     In fiscal years 1994 and 1993, the Company recorded $3.6 million and $0.2 million of income respectively, related to its investments in Houston Northwest Medical Center ("HNW"). On February 28, 1994, the Company discontinued the equity method of accounting for its investments in HNW. See Note 3 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW. HNW is obligated to redeem the preferred stock in May 2002 and 2004 for the redemption value of $62.5 million plus accrued cumulative dividends. If such preferred stock were redeemed, the Company would discontinue recording any income on the investment in HNW. See Note 3 to the consolidated financial statements for further discussion of the Company's investments in HNW.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). The majority of the Company's deferred tax assets related to approximately $293.0 million of tax attribute carryforwards at August 31, 1994, which the Company has available to offset future taxable income. The AHM Merger (see Note 2 to the accompanying consolidated financial statements) caused an "ownership change" within the meaning of Section 382 (g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the merger are thereafter subject to annual limitations (OrNda - $19 million; AHM - $16 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains," as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at August 31, 1994 will be realized through reversal of deferred tax liabilities.

     For the year ended August 31, 1994, the Company recorded income tax expense of $1.1 million on a pretax loss of $46.0 million primarily due to state income taxes and federal alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1995, the Company had working capital of $5.4 million compared with $6.8 million at August 31, 1994. The Company's cash portion of working capital is managed primarily through a revolving credit arrangement, whereby excess cash generated through operations or otherwise is generally used to reduce the outstanding revolving credit facility. When cash requirements arise, the revolving credit facility is drawn upon as needed. The revolving credit facility matures on October 30, 2001 and is classified as long-term debt on the Company's balance sheet. At August 31, 1995, the Company had $157.3 million of borrowing capacity available for general corporate purposes and acquisitions under its previous Credit Agreement. Such Credit Agreement was amended and restated effective October 30, 1995, as noted below, to increase the Company's borrowing capacity available to $388.9 million at October 30, 1995.

     In fiscal 1995, the Company's operating activities provided cash of $132.7 million. Cash from operations was used for the $21.2 million increase in patient accounts receivable, net of the provision for doubtful accounts and cash of $9.7 million was provided by the net change in other assets and liabilities. In addition to net income, cash provided by operating activities is partially attributable to reduced days revenue in accounts receivable. On an actual basis, the patient accounts receivable balance has increased due to the acquisition of St. Luke's in February 1995. The revenues of St.Luke's have been included from the date of purchase through August 31, 1995. Therefore, it appears on an actual basis that days revenue in accounts receivable have increased significantly; however, based on pro forma revenues which give effect to the acquisitions during fiscal 1994 and 1995 as if they occurred on September 1 of each year, days revenue in accounts receivable decreased from 59.9 days at August 31, 1994 to 58.9 days at August 31, 1995.

     Net cash used in investing activities of $109.4 million during fiscal
1995 consisted primarily of capital expenditures of $71.9 million and $60.3 million for the acquisition of hospitals and related assets partially offset by $18.9 million of proceeds related to asset sales and $12.5 million of payments received on notes receivable. The Company's previous Credit Agreement limited its annual capital expenditures to $75.0 million, plus carry-overs of certain unused amounts from prior years as specified in the Credit Agreement. Net cash used in financing activities for fiscal 1995 of $35.8 million resulted primarily from the $40.9 million net decrease in revolving credit facilities and scheduled principal payments on other debt offset by $7.0 million received from the issuance of the Company's common stock.

     On April 19, 1994, the Company entered into the Credit Agreement with a syndicate of lenders to borrow up to $700.0 million, under which $480.2 million of indebtedness was outstanding on August 31, 1995. On October 27, 1995, the Company executed an amended and restated credit agreement (the "Restated Credit Facility") to increase the borrowing capacity of the Company from $660.0 million to $900.0 million. Under the terms of the Restated Credit Facility, on October 30, 1995, the Company had $388.9 million of borrowing capacity available for general corporate purposes and acquisitions. See Note 6 to the accompanying consolidated financial statements for further discussion of the Restated Credit Facility.

     On August 23, 1994, the Company issued $125.0 million aggregate principal amount of 11.375% senior subordinated notes due August 15, 2004. Net proceeds of $121.0 million from the sale of the these notes was used to reduce the Company's outstanding indebtedness under the Credit Agreement.

     As of August 31, 1995, the Company has 1.3 million shares of PIK preferred stock outstanding. The Company currently records paid in kind dividends at the rate of 10% of the liquidation value of the PIK preferred. As discussed in Note 8 to the accompanying consolidated financial statements, the Company has the option to redeem the PIK preferred for $15 per share. Management has not determined when to exercise its option to redeem the PIK preferred. However, management believes that if the common stock price exceeds the $15 per share redemption price, the PIK preferred shareholders will convert to common stock rather than accept the $15 per share redemption price upon any redemption by the Company.

     The Company believes that the cash flows generated by the Company's operations together with availability of credit under the Company's Restated Credit Facility will be sufficient to meet the Company's short and long-term cash needs. However, the Company's net debt-to-total-capitalization ratio at August 31, 1995 is 73.1%. Such leverage may limit the amount of additional indebtedness available to the Company for acquisitions requiring capital in excess of amounts currently available under the Restated Credit Facility. Alternative financing may be available under other arrangements, such as off-balance-sheet financing arrangements or additional equity offerings.

     Earnings before interest, taxes, depreciation, amortization, income
(loss) from investments in Houston Northwest Medical Center and non-recurring charges(1) ("Adjusted EBITDA") for the year ended August 31, 1995 increased 49.2% from the prior year to $261.8 million. While Adjusted EBITDA should not be construed as a substitute for net income or a better indicator of liquidity than cash flow from operating, investing or financing activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. The calculations of Adjusted EBITDA for the years ended August 31, 1993, 1994 and 1995 are as follows:


                                            1993       1994        1995
                                            ----       ----        ----
Total Revenue                             $961,795  $1,274,359  $1,842,701
Less:Salaries and benefits                 408,770     539,325     762,879
         Supplies                          112,487     158,884     236,189
         Purchased Services                145,150     153,922     247,801
         Provision for doubtful accounts    63,907      86,249     122,193
         Other operating expenses           99,336     156,474     211,606
         Minority Interest                   4,601       3,999         240
                                          --------  ----------  ----------

         Adjusted EBITDA                  $127,544  $  175,506  $  261,793
                                          ========  ==========  ==========


     The ratio of earnings to fixed charges and preferred stock dividends for the years ended August 31, 1993, 1994 and 1995 was 1.14, 0.51, and 1.61, respectively. Fixed charges and preferred stock dividends exceeded earnings by $49.1 million in fiscal 1994 as earnings were reduced by non-recurring charges(1) of $77.8 million consisting of $45.3 million of loss on asset sales, $30.0 million of merger transaction expenses and $2.5 million of special executive compensation. The ratio of earnings to fixed charges and preferred stock dividends is calculated by dividing earnings before income taxes plus fixed charges by the sum of fixed charges which consists of interest expense, amortization of financing costs, preferred stock dividends, and the portion of rental expense which is deemed to be representative of the interest component of rental expense. The ratio of earnings to fixed charges and preferred stock dividends is an indication of the Company's ability to pay interest expense and other fixed charges.

     On October 2, 1995, the Company filed a S-3 Registration Statement with the Securities and Exchange Commission (the "SEC") to sell 10,000,000 million shares
- ----------
         (1) Non-recurring charges in 1995 consisted of $973,000 of loss on asset sales. Non-recurring charges in 1994 consisted of $2.5 million of special executive compensation, $30.0 million of merger transaction expenses, $45.3 million of loss on asset sales and $12.3 million of extraordinary items.

of common stock. On October 31, 1995, the Registration Statement was declared effective by the SEC and the public offering of the shares commenced at a $17.625 per share price. The net proceeds of approximately $168.0 million to the Company from its sale of the 10,000,000 shares of common stock in the offering, after deducting estimated offering expenses and the underwriting discounts, will be used to reduce indebtedness under the Restated Credit Facility, which matures on October 30, 2001, and for general corporate purposes, including acquisitions. Any unused capacity under the Restated Credit Facility (including the increased capacity available due to the amount repaid with the net proceeds of the offering), will be available for general corporate purposes, including strategic acquisitions.

     As discussed in more detail in Note 4 to the accompanying consolidated financial statements, the IRS is currently engaged in an examination of the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit, which subsequent to the Company's acquisition thereof in April 1994 merged into the Company. Summit has received a revenue agent's report with proposed adjustments for the years 1984 through 1986 aggregating as of August 31, 1995 approximately $16.6 million of income tax, $58.1 million of interest on the tax, $43.9 million of penalties and $18.7 million of interest on the penalties. Summit has filed a protest opposing the proposed adjustments. The Company believes that Summit properly reported its income and paid its taxes in accordance with applicable laws and in accordance with previous agreements established with the IRS. The Company believes that the final outcome of the IRS's examinations of Summit's prior years' income taxes will not have a material adverse effect on the results of operations or financial position of the Company.

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

     As of August 31, 1995, the Company had approximately $480.2 million of debt outstanding under the previous Credit Agreement with an interest rate of Prime plus 1.25% or LIBOR plus 2.25% subject to upward and downward adjustments based on certain financial ratios. The Restated Credit Facility provides improved interest rates based on the Company's leveraged ratio. To the extent that interest rates increase in the future, the Company may experience higher interest rates on such debt. A 1% increase in the prime rate or LIBOR would result in approximately a $5.0 million increase in annual interest expense based upon the Company's indebtedness outstanding at August 31, 1995.

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

     Health Care Reform. The Company derives a substantial portion of its revenue from third party payors, including the Medicare and Medicaid programs. During its fiscal years ended August 31, 1993, 1994, and 1995 the Company derived an aggregate of 61.5%, 63.7%, and 58.7%, respectively, of its gross revenue from the Medicare and Medicaid programs.

     Changes in existing governmental reimbursement programs in recent years have resulted in reduced levels of reimbursement for health care services, and additional changes are anticipated. Such changes are likely to result in further reductions in the rate of increase in reimbursement levels especially since, in order to reach a balanced budget by the year 2002, in June 1995 the U.S. House of Representatives and the U.S. Senate passed budget reconciliation bills providing for $270 billion in savings under the Medicare program over seven years by reducing the growth rate of the program to approximately 6% a year from 10% and $169 billion and $172 billion in savings under the Medicaid program in the House and Senate versions, respectively, by converting the federal share of the program to a block grant to the states and by gradually reducing growth to approximately 5% to 6% a year from 10%. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

     Significant limits on reimbursement rates could adversely affect the Company's results of operations. The Company is unable to predict the effect these changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company.

     Technological Changes. The rapid technological changes in healthcare services will continue to require significant expenditures for new equipment and updating of physical facilities. The Company believes that the cash flows generated by the Company's operations together with availability of credit under the Company's Restated Credit Facility will be sufficient to meet the Company's short and long-term cash needs for capital expenditures and operations.

     Excess Capacity. Excess capacity in acute care hospitals will require the Company to continue to shift resources from traditional inpatient care to various outpatient activities. The Company's ability to effectively shift those resources and maintain market share will have a direct impact on the continued profitability of the Company.

     Marketing Expense. Marketing expense is expected to increase in the future as the Company increases efforts to gain market share in its areas of geographic concentration. Additional marketing will be necessary to increase awareness of the services provided by the Company's facilities in the local market place and distinguish it's facilities from their competitors.

     Tax Rate. The Company expects its effective tax rate to increase to approximately 24% for fiscal 1996 due to a reduction of net operating losses available for utilization as compared to prior periods. This estimated rate does not reflect the effect of any pending acquisitions which may cause the rate to increase.

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

Item 8.   Financial Statements and Supplementary Data.

     The response to this Item is submitted in a separate section of this report. See page F-1 and pages F-3 through F-27.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)(1) and (2) List of Financial Statements and Financial Statement
                         Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.
                         See page F-1.

          (a)(3)         List of Exhibits.


                                 EXHIBIT INDEX

Exhibit
  No.             Description
  ---             -----------

23.1              Consent of Ernst & Young LLP
27 Financial Data Schedule (included only in filings under the Electronic Data Gathering Analysis and Retrieval System)

                          SIGNATURE (Amendment No. 1)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORNDA HEALTHCORP

                                        BY:  (Signature)
                                             Phillip W. Roe
                                             Vice President and Controller

Date:    June 17, 1996

                           ANNUAL REPORT ON FORM 10-K


ITEM 14(a)(1) and (2)

                       ORNDA HEALTHCORP AND SUBSIDIARIES

                         INDEX OF FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8:

                                                                    Page No.

     Consolidated Statements of Operations-Years Ended
          August 31, 1993, 1994 and 1995 ........................     F-3

     Consolidated Balance Sheets-August 31, 1994 and 1995 .......     F-4

     Consolidated Statements of Shareholders' Equity-
          Years Ended August 31, 1993, 1994 and 1995 ............     F-5

     Consolidated Statements of Cash Flows-Years Ended
          August 31, 1993, 1994 and 1995 ........................     F-6

     Notes to Consolidated Financial Statements .................     F-7

     The following consolidated financial statement schedule of the Company and its subsidiaries is included in Item 14(d):

     Schedule VIII-Valuation and Qualifying Accounts ............     F-28

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

                         Report of Independent Auditors

Board of Directors and Shareholders
OrNda HealthCorp

We have audited the accompanying consolidated balance sheets of OrNda HealthCorp and Subsidiaries as of August 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OrNda HealthCorp and Subsidiaries at August 31, 1994 and 1995, and the consolidated results of operations and cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, OrNda HealthCorp and Subsidiaries changed the method of accounting for certain investments in debt and equity securities in the year ended August 31, 1994.

                                                                             /s/
                                                               Ernst & Young LLP

Nashville, Tennessee
October 10, 1995, except for paragraph 7 of Note 6 and paragraph 9 of Note 8, as to which the dates are October 27, 1995 and October 31, 1995, respectively

                                      ORNDA HEALTHCORP AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share data)

                                                                       Year Ended August 31,
                                                          ----------------------------------------------
                                                             1993             1994               1995
                                                          ----------      -----------       ------------
Total Revenue                                             $  961,795      $ 1,274,359       $  1,842,701
Costs and Expenses:
     Salaries and benefits                                   408,770          539,325            762,879
     Supplies                                                112,487          158,884            236,189
     Purchased services                                      145,150          153,922            247,801
     Provision for doubtful accounts                          63,907           86,249            122,193
     Other operating expenses                                 99,336          156,474            211,606
     Depreciation and amortization                            47,669           66,765             85,170
     Interest expense                                         68,660           83,428            109,100
     Interest income                                          (3,380)          (2,862)            (4,582)
     Special executive compensation                               --            2,530                 --
     Merger transaction expenses                                  --           29,992                 --
     Loss (gain) on asset sales                                   --           45,272               (973)
     Minority interest                                         4,601            3,999                240
                                                          -----------     ------------        -----------
                                                              14,595          (49,619)            73,078
Income from investments in Houston
     Northwest Medical Center                                    173            3,634             14,006
                                                          -----------     ------------        -----------
Income (loss) before income tax
     expense and extraordinary items                          14,768          (45,985)            87,084
Income tax expense                                             1,129            1,057             15,772
                                                          -----------     ------------        -----------
Income (loss) before extraordinary items                      13,639          (47,042)            71,312
Extraordinary items                                           (3,842)         (12,296)                --
                                                          -----------     ------------        -----------
Net income (loss)                                              9,797          (59,338)            71,312

Preferred stock dividend requirements                         (1,699)          (1,867)            (2,000)
                                                          -----------     ------------        -----------
Net income (loss) applicable to common
     and common equivalent shares                         $    8,098      $   (61,205)      $     69,312
                                                          ===========     ============      =============
Earnings (loss) per common and common equivalent share:
     Income (loss) before extraordinary items             $     0.34      $     (1.29)      $       1.53
     Extraordinary items                                       (0.11)           (0.33)                --
                                                          -----------     ------------      -------------
     Net income (loss)                                    $     0.23      $     (1.62)      $       1.53
                                                          ===========     ============      =============
Earnings (loss) per common share assuming full dilution:
     Income (loss) before extraordinary items             $     0.34      $     (1.29)      $       1.51
     Extraordinary items                                       (0.11)           (0.33)                --
                                                          -----------     ------------      -------------
     Net income (loss)                                    $     0.23      $     (1.62)      $       1.51
                                                          ===========     ============      =============
Weighted average common and dilutive
     common equivalent shares outstanding                     34,960           37,879             45,294
                                                          ===========     ============      =============
Weighted average common shares outstanding
     assuming full dilution                                   35,117           37,879             47,382
                                                          ===========     ============      =============

                                              See the accompanying notes.

                                            ORNDA HEALTHCORP AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share data)
                                                                                     As of August 31,
                                                                         ---------------------------------------
                                                                              1994                      1995
                                                                              ----                      ----
                                                         ASSETS

Current Assets:
     Cash and cash equivalents                                           $     17,374               $      4,963
     Patient accounts receivable net of allowance
          for uncollectibles of $59,855 and $58,632 at
          August 31, 1994 and 1995, respectively                              276,536                    307,601
     Supplies, at cost                                                         27,511                     34,097
     Other                                                                     39,344                     57,052
                                                                         ------------               ------------
          Total Current Assets                                                360,765                    403,713

Property, Plant and Equipment, at cost:
     Land                                                                     127,195                    126,436
     Buildings and improvements                                               845,633                    870,352
     Equipment and fixtures                                                   301,246                    359,979
                                                                         ------------               ------------
                                                                            1,274,074                  1,356,767

     Less accumulated depreciation and amortization                           222,924                    288,410
                                                                         ------------               ------------
                                                                            1,051,150                  1,068,357

Investments in Houston Northwest Medical Center                                82,134                     73,755

Excess of Purchase Price Over Net Assets Acquired,
     net of accumulated amortization                                          274,101                    318,029

Other Assets                                                                   78,393                     82,550
                                                                         ------------               ------------

                                                                         $  1,846,543               $  1,946,404
                                                                         ============               ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                    $    102,610               $    117,258
     Accrued expenses and other liabilities                                   210,845                    220,851
     Current maturities of long-term debt                                      40,509                     60,182
                                                                         ------------               ------------
          Total Current Liabilities                                           353,964                    398,291

Long-term Debt                                                              1,067,088                  1,013,423

Other Liabilities                                                              97,385                    141,552

Shareholders' Equity:
     Convertible preferred stock,
          $.01 par value, 10,000,000 authorized
          shares, issued 1,310,413 and 1,329,701 shares at
          August 31, 1994 and 1995, respectively                               19,825                     20,112
     Common stock, $.01 par value,
          authorized 200,000,000 shares,
          issued and outstanding 43,450,576 and
          44,877,804 shares at August 31, 1994 and 1995,
          respectively                                                            434                        449
     Additional paid-in capital                                               402,320                    414,805
     Retained earnings (deficit)                                            (165,332)                    (94,020)
     Unrealized gains on available-for-sale
          securities, net of tax                                               70,859                     51,792
                                                                         ------------               -------------
                                                                              328,106                    393,138
                                                                         ------------               -------------

                                                                         $  1,846,543               $  1,946,404
                                                                         ============               =============

                                              See the accompanying notes.

                                         ORNDA HEALTHCORP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (in thousands)
                                                                           Convertible
                                                Common Stock             Preferred Stock        Additional     Retained
                                            -------------------        ------------------         Paid-In      Earnings
                                            Shares       Amount        Shares      Amount         Capital      (Deficit)     Other
                                            ------       ------        ------      ------       ----------     ---------     -----

BALANCE AT AUGUST 31, 1992                  33,355    $     334         1,082    $ 16,363        $ 292,158   $  (115,233) $  (7,740)
Issuance of common stock                     1,128           11            --          --            8,678            --         --
Paid-in-kind dividends on
    PIK preferred                               --           --           112       1,699           (1,699)           --         --
Payment of stock note receivable                                                                                              7,740
Net income                                      --           --            --          --               --         9,797
                                            ------    ---------         -----    --------        ---------   -----------  ---------

BALANCE AT AUGUST 31, 1993                  34,483          345         1,194      18,062          299,137      (105,436)        --
Issuance of common stock                     8,961           89            --          --          102,416            --         --
Paid-in-kind dividends on
    PIK preferred                               --           --           123       1,867           (1,867)           --         --
Conversion of convertible preferred              7           --            (7)       (104)             104            --         --
Stock option compensation                       --           --            --          --            2,530            --         --
Net loss                                        --           --            --          --               --       (59,338)        --
Net unrealized gain on available-for-sale
    securities, net of tax                      --           --            --          --               --            --     70,859
Pooling adjustment to conform
    AHM's fiscal year                           --           --            --          --               --          (558)        --
                                            ------    ---------         -----    --------        ---------   -----------  ---------
BALANCE AT AUGUST 31, 1994                  43,451          434         1,310      19,825          402,320      (165,332)    70,859
Issuance of common stock                     1,313           14            --          --           10,980            --         --
Paid-in-kind dividends on
    PIK preferred                               --           --           134       2,000           (2,000)           --         --
Conversion of convertible preferred            114            1          (114)     (1,713)           1,712            --         --
Tax effect of Summit options                    --           --            --          --            1,793            --         --
Net income                                      --           --            --          --               --        71,312         --
Decrease in unrealized gain on
    available-for-sale securities,
     net of tax                                 --           --            --          --               --            --    (19,067)
                                            ------    ---------         -----    --------        ---------   -----------  ---------
BALANCE AT AUGUST 31, 1995                  44,878     $    449         1,330    $ 20,112        $ 414,805   $   (94,020)$   51,792
                                            ======    =========         =====    ========        =========   =========== ==========

                                                See accompanying notes.

                                          ORNDA HEALTHCORP AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                                                      Year Ended August 31,
                                                                             --------------------------------------
                                                                                1993           1994          1995
                                                                                ----           ----          ----
CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
Net income (loss) $                                                          $     9,797    $  (59,338)   $  71,312
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Non-cash portion of (income) loss from investments in
            Houston Northwest Medical Center                                         732        (1,049)     (11,344)
         Non-cash portion of special executive compensation                           --         2,530           --
         Loss (gain) on asset sales                                                 (99)        45,272         (973)
         Extraordinary items                                                       3,842        12,296           --
         Depreciation and amortization                                            47,669        66,765       85,170
         Provision for doubtful accounts                                          63,907        86,249      122,193
         Amortization of debt discount                                             1,188           411           33
         Noncash pooling expenses related to AHM Merger                               --        13,166           --
         Changes in assets and liabilities net of effects from acquisitions and dispositions of hospitals:
               Net patient accounts receivable                                  (83,565)       (93,089)    (143,348)
               Other current assets                                                (532)         5,943       (9,379)
               Other assets                                                        (371)        (5,230)      (3,087)
               Accounts payable, accrued
                  expenses and other current liabilities                           7,489       (10,744)      18,690
               Other liabilities                                                   (337)       (25,017)       3,452
         Other                                                                        --        (2,162)          --
                                                                             -----------    -----------   ----------
         Net cash provided by operating activities                                49,720        36,003      132,719
                                                                             -----------    -----------   ----------
CASH FLOW USED IN INVESTING ACTIVITIES:
         Acquisitions of hospitals and related assets                          (159,333)      (361,475)     (60,251)
         Proceeds from sales of assets                                                --         6,893       18,912
         Capital expenditures                                                   (35,558)       (47,724)     (71,910)
         Issuance of notes receivable                                            (5,967)        (7,025)      (2,810)
         Payments received on long-term notes and other receivables                5,030         1,572       12,484
         Other investing activities                                                (467)         7,453       (5,789)
                                                                             -----------    -----------   ----------
         Net cash used in investing activities                                 (196,295)      (400,306)    (109,364)
                                                                             -----------    -----------   ----------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
         Issuance of stock                                                           440         6,293        7,029
         Principal payments on long-term debt borrowings                       (161,563)      (486,151)    (142,071)
         Proceeds received on long-term debt borrowings                          264,964       860,865      101,177
         Financing costs incurred in connection with long-term borrowings             --       (21,207)        (637)
         Payments received on shareholder note receivable                          7,740            --           --
         Other                                                                        --        (1,147)      (1,264)
                                                                             -----------    -----------   ----------
         Net cash provided by (used in) financing activities                     111,581       358,653      (35,766)
                                                                             -----------    -----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (34,994)        (5,650)     (12,411)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    60,908        25,914       17,374

Pooling adjustment to beginning of period balance to
   conform AHM's fiscal year                                                          --        (2,890)          --
                                                                             -----------    -----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    25,914    $   17,374    $   4,963
                                                                             ===========    ===========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                   $    62,845    $   86,575    $ 108,598
      Income taxes                                                                 1,415           387        1,825

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Preferred stock dividends                                                       1,699         1,867        2,000
   Stock issued for acquisitions of hospitals and related assets                   8,250        96,212        3,965
   Capital lease obligations incurred                                              7,047         4,346        2,605

                                              See the accompanying notes.

                       ORNDA HEALTHCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 1995


NOTE 1 - GENERAL AND ACCOUNTING POLICIES

     Reporting Entity: OrNda HealthCorp ("Company"), which is incorporated in the State of Delaware, is a provider of health care services through the operation of medical/surgical hospitals located primarily in the southern and western United States. On April 19, 1994, the Company exchanged shares of its common stock for all the outstanding common stock of American Healthcare Management, Inc. ("AHM"), and merged AHM with and into the Company (the "AHM Merger"). The transaction was accounted for as a pooling-of-interests and, accordingly, the accompanying consolidated financial statements give retroactive effect to the AHM Merger and, therefore, include the combined operations of the Company and AHM (see Note 2). Where such reference is necessary to enhance the understanding of the information presented, OrNda HealthCorp, excluding the accounts of AHM, is hereafter referred to as "OrNda." Also on April 19, 1994, OrNda purchased all the outstanding common stock of Summit Health Ltd. ("Summit") pursuant to a merger of SHL Acquisition Co., a wholly owned subsidiary of the Company, with and into Summit (the "Summit Merger"). The Summit Merger was accounted for as a purchase.

     Consolidation: The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and partnerships in which the Company or one of its subsidiaries is a general partner and has a controlling interest. Limited partner distributions are shown as "minority interest" in the Consolidated Statements of Operations. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of hospital operations acquired in purchase transactions are included from their respective acquisition dates.

     Use of Estimates in Financial Statements: Judgment and estimation is exercised by management in certain areas of the preparation of financial statements. Some of the more significant areas include the allowance for uncollectible accounts, settlement amounts due to or receivable from fiscal intermediaries, reserves for self-insurance risks, and reserves for litigation. Management believes that such estimates are adequate.

     Geographic Concentration: Of the 46 hospitals operated by the Company at August 31, 1995, 18 hospitals are located in California of which 15 hospitals are located in the greater Los Angeles, California area. In addition, five hospitals are located in Florida and six hospitals are located in Arizona. The concentration of hospitals in California, Florida and Arizona increases the risk that any adverse economic, regulatory or other developments that may occur in such areas may adversely affect the Company's operations or financial condition.

     Total Revenue: Total revenue represents net patient service revenue and other revenue and is reported at the net realizable amounts due from patients, third-party payors, and others for services rendered. Net patient service revenue generated from Medicare and Medicaid/Medi-Cal reimbursement programs accounted for approximately 49%, 57%, and 51% of total net patient service revenue for the years ended August 31, 1993, 1994, and 1995, respectively. The provision for contractual adjustments and discounts on revenues from third party payors was $0.8 billion, $1.3 billion and $2.2 billion for the years ended August 31, 1993, 1994 and 1995, respectively. Such amounts were deducted from gross patient revenue to determine net patient service revenue. Settlement amounts due to or receivables from Medicare and Medicaid/Medi-Cal programs are determined by fiscal intermediaries. The difference between the final determination and estimated amounts accrued is accounted for as an adjustment to revenue in the year of final determination. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments resulting from such differences. The provision is an estimate based upon published technical rules, historical experience, predetermined payment rates by diagnosis, fixed per diem rates and discounts from established charges. The Company is contesting certain issues raised in audits of prior year cost reports. Amounts related to contested issues have been included in the provision.

     Recapture amounts due to or receivable from the Medicare program are determined by fiscal intermediaries. The difference between the final determination and estimated amounts accrued for recapture related to sold facilities is accounted for as an adjustment to gain or loss on asset sales in the year of final determination. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments resulting from examinations of such recapture amounts.

     As stated above, the Company derives a substantial portion of its revenue from the Medicare and Medicaid programs. Changes in existing governmental reimbursement programs in recent years have resulted in reduced levels of reimbursement for health care services. Additional changes are anticipated which are likely to result in further reductions in the rate of increase in reimbursement levels.

     Income Taxes: In connection with the AHM Merger, the Company retroactively applied the provisions of Statement of Financial Accounting Standards No.109 "Accounting for Income Taxes" (SFAS No. 109) as of September 1, 1990 to conform its method of accounting with that of AHM. Under SFAS No. 109, an asset and liability approach for financial accounting and reporting for income taxes is required. The impact of the implementation of SFAS No. 109 was not significant to the deferred tax balances or the consolidated income tax rate.

      Earnings (Loss) Per Common Share: Earnings (loss) per common and common equivalent share is based on the Company's weighted average number of shares of common stock outstanding during the year adjusted to give effect to dilutive stock options and warrants using the treasury stock method. The dilutive effect of stock options and warrants was 1.1 million shares in both fiscal 1993 and 1995. The effect of stock options and warrants was anti-dilutive for fiscal 1994.

      Earnings (loss) per common share assuming full dilution assumes the conversion of the Company's redeemable convertible preferred stock into common shares in fiscal 1995. The effect of the redeemable convertible preferred stock was anti-dilutive in fiscal 1993 and 1994.

      Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

     Supplies: Supplies are priced at cost (first-in, first-out method) and are not in excess of market.

     Investments: The Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) on September 1, 1993. All investments accounted for under SFAS No. 115 at August 31, 1995 were classified as available-for-sale or trading.

      Property, Plant and Equipment: Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings and improvements is 10 to 40 years, and for equipment and fixtures is 3 to 25 years. Assets related to capital leases including improvements are amortized on a straight-line basis over the terms of the leases or the useful lives of the assets, whichever is shorter and the amortization expense is included with depreciation expense. Buildings and Improvements include construction in progress of $29.9 million and $27.2 million at August 31, 1994 and 1995, respectively. The Company capitalized interest costs of $1.3 million related to construction in progress for the years ended August 31, 1994 and 1995.

      Intangible Assets: Deferred financing costs of $33.3 million and $29.8 million at August 31, 1994 and 1995, respectively, are included in Other Assets in the accompanying Consolidated Balance Sheets and are amortized over the life of the related debt using the effective interest method. Deferred financing costs are net of accumulated amortization of $2.9 million and $7.1 million at August 31, 1994 and 1995, respectively.

      The Excess of Purchase Price Over Net Assets Acquired ("goodwill") of $274.1 million and $318.0 million at August 31, 1994 and 1995, respectively, is primarily related to the acquisitions of St. Luke's Health System ("St. Luke's") in fiscal 1995; Summit Health, Ltd. ("Summit") and Fountain Valley Regional Hospital and Medical Center ("Fountain Valley") in fiscal 1994; and Florida Medical Center and Golden Glades Regional Medical Center in fiscal 1993. Goodwill is amortized on a straight line basis and the amortization period (30 years for goodwill related to the acquisitions of Summit and Fountain Valley; 20 years for goodwill related to the acquisition of St. Luke's; and, 40 years for all other acquisitions) is based upon the estimated economic lives of the hospital buildings acquired (except for leased facilities such as St. Luke's whose amortization period is the lesser of the lease term or the estimated economic life of the hospital building) which range from 25 to 40 years as determined by independent appraisers, the indefinite useful life of any Certificates of Need acquired and competition within the local markets. Goodwill is net of accumulated amortization of $5.4 million and $15.9 million at August 31, 1994 and 1995, respectively. The carrying value of goodwill is reviewed by the Company on a quarterly basis if the facts and circumstances suggest that it may be impaired. Factors considered in evaluating impairment include unexpected or adverse changes in the following: (i) the economic, competitive or regulatory environments in which the Company operates, (ii) profitability and (iii) cash flows. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

      Impairment of Long-Lived Assets: In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company currently plans to adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

     Professional Liability Insurance: At August 31, 1994 and 1995, the general and professional liability risks of the Company were self-insured up to $3.0 million on a per-occurrence basis and up to $30.0 million on an aggregate-per-claim-year basis. At August 31, 1995, the Company carried general and professional liability insurance from an unrelated commercial carrier for losses above the self-insurance limits to $50.0 million. Liabilities for self-insured professional and general liability risks at August 31, 1995, for both asserted and unasserted claims, are based on actuarially projected estimates discounted at an average rate of 8.0% to their present value based on historical loss payment patterns. Although the ultimate settlement of these liabilities may vary from such estimates, management believes the amount provided in the Company's financial statements is adequate.

      At August 31, 1993, the general and professional liability risks of the Company were self-insured on a per-occurrence basis (OrNda--up to $2.5 million; AHM--up to $3.0 million) and on an aggregate-per-claim-year basis (OrNda--$17.0 million; AHM--$9.0 million). OrNda and AHM carried general and professional liability insurance from an unrelated commercial carrier for losses above the self-insurance limits to $25.0 million. Liabilities for self-insured professional and general liability risks at August 31, 1993, for both asserted and unasserted claims, are based on actuarially projected estimates discounted at an average rate (OrNda--8.0% for fiscal 1993; AHM--7.5% for fiscal 1993) to their present value based on historical loss payment patterns.

NOTE 2 - MERGER, ACQUISITION AND DISPOSITION TRANSACTIONS

Fiscal 1995

St. Luke's Health System

      Effective February 13, 1995, the Company acquired three hospitals and related businesses that comprise the St. Luke's Health System ("St. Luke's") in the Phoenix, Arizona metropolitan area. For the year ended June 30, 1994, the total revenue and net income of St. Luke's were $144.2 million and $5.0 million, respectively. The purchase price for St. Luke's was $120.3 million, subject to certain adjustments, paid with $3.0 million of the Company's common stock, $65.0 million of cash from an unrelated real estate investment trust for the purchase of certain St. Luke's realty which has been leased to the Company, $23.3 million of cash financed under the Company's Credit Agreement and $29.0 million of cash obtained in the acquisition of St. Luke's. In connection with the acquisition, the Company acquired assets with a fair value of $45.9 million and assumed liabilities of $23.6 million and recorded $4.0 million of goodwill. Purchase price adjustments for St. Luke's have not been finalized as of August 31, 1995 and are not expected to be material.

      Pro forma results of operations for the year ended August 31, 1994 and 1995 are summarized below (in thousands, except per share data). The pro forma information assumes that the acquisition of St. Luke's, as well as the Summit Merger and the fiscal 1994 acquisition of Fountain Valley, and the effects of the Restated Credit Facility (see Note 6), occurred on September 1, 1993 and 1994, respectively.

                                                    1994                1995
                                               ---------------    -------------

   Total revenue                               $    1,828,445     $   1,902,980
   Income (loss) before extraordinary items           (22,762)           73,744
   Income (loss) applicable to common shares          (24,629)           71,744
   Net income (loss) per common share                   (0.58)             1.58
   Net income (loss) per common share
      assuming full dilution                   $        (0.58)    $        1.55


Suburban

      Effective November 1, 1994, the Company acquired Suburban Medical Center, a 184 licensed-bed hospital located in Paramount, California. The purchase was financed with working capital of the Company and was accounted for using the purchase method of accounting. In connection with the acquisition, the Company acquired assets with a fair value of $5.2 million, assumed liabilities of $2.2 million and recorded $1.6 million of goodwill. Purchase price adjustments for Suburban were finalized as of August 31, 1995.

Other

     During the fourth quarter of fiscal 1994, management entered into plans to dispose of Lewisburg Community Hospital in Lewisburg, Tennessee, Gibson General Hospital in Trenton, Tennessee and Pasadena General Hospital in Pasadena, Texas. The Company consummated the sale of the Gibson Hospital effective October 31, 1994. The Company sold the hospital in Lewisburg on March 1, 1995 and had definitive agreements to lease the Pasadena General Hospital real property and sell the operations of Pasadena General Hospital to the lessee. The lessee assumed ownership of operations and began leasing the facility on March 3, 1995. On or about March 27, 1995 the Company became aware that the buyer/lessee of Pasadena had failed to perform under its contractual agreement. On March 31, 1995, the Company reassumed management of the facility until the facility was closed on May 14, 1995. On July 7, 1995, the Company entered into a definitive sale agreement to sell the real property of Pasadena General Hospital to a third party. The sales price resulted in an additional loss on sale of approximately $5.7 million which was recorded in the third quarter of fiscal 1995. At August 31, 1994, the Company accrued for $2.0 million of future operating losses of

Pasadena General Hospital for estimated losses between the date of plan of disposition was committed to and the anticipated sales date. The accrual of future operating losses was included as a component of the loss on asset sales in fiscal year 1994. Pasadena General Hospital's financial operating results have not been included in the consolidated statement of operations for the period September 1, 1994 through January 31, 1995 because they have been charged to the accrual. At January 31, 1995, the $2.0 million accrual was completely utilized. Operating results for Pasadena General Hospital were included as other operating expense beginning with the month of February 1995, including the costs of closing the facility, and will continue to be reported as such until the hospital is sold. The operating results for Pasadena General Hospital for that period were immaterial to consolidated operations. Effective December 31, 1994, the Company sold Ross Hospital, a 92-bed psychiatric facility in Kentfield, California. The Company does not expect the divestitures to have a significant impact on future operations; however, any impact on future operations is expected to be favorable since these facilities, on a combined basis, incurred operating losses in the most recent fiscal year.

      During the third quarter of fiscal 1995, the Company sold all of its common stock interest in Horizon Mental Health Management, Inc. for approximately $8.4 million resulting in a gain on sale of $6.7 million. The gain is included in the gain on asset sales, net of the loss on the sale of Pasadena General Hospital noted above.

      During fiscal 1995, the Company's investment in an independent non-public company previously accounted for under the equity method was exchanged for common stock of a publicly traded entity resulting in a $9.6 million non-cash gain on exchange of securities and the new securities being classified as trading under SFAS 115. The Company also recorded non-cash write-downs or reserves on certain non-operating assets of $9.6 million for impairment or declines in value deemed to be other than temporary.

Fiscal 1994

AHM

      On April 19, 1994, the Company completed a merger with AHM, a health care services company engaged in the operation of general acute care hospitals. AHM owned or leased 16 hospitals in 9 states, with a total of 2,028 licensed beds. The AHM Merger was accounted for as a pooling of interests and the accompanying consolidated financial statements give retroactive effect to the AHM Merger by combining operations of OrNda and AHM. Shareholders of AHM received 0.6 of a share of the Company's common stock, representing 16.6 million additional shares issued, in exchange for each share of AHM common stock held. In connection with the AHM Merger, the Company recorded $30.0 million of nonrecurring charges and an extraordinary loss of $8.4 million as a result of refinancing OrNda's and AHM's senior credit facilities. Prior to the AHM Merger, AHM used a fiscal year ending December 31. Accordingly, the operating results of AHM for the year ended September 30, 1993 was combined with the operating results of OrNda for the year ended August 31, 1993, and the AHM balance sheet accounts at September 30, 1993 were combined with OrNda's balance sheet accounts at August 31, 1993 in order to restate the accompanying financial statements for periods prior to the AHM Merger. As a result of this restatement, an adjustment for AHM's net income for the month of September 1993 is reflected as a 1994 adjustment to the consolidated retained earnings (deficit) and the Consolidated Statement of Cash Flows for fiscal 1994 includes an adjustment to the balance at the beginning of the period for AHM's cash activity for the month of September 1993. The effect of the differing fiscal years on the Company's financial statements is not significant.

      The following is a summary of the results of the separate operations of OrNda and AHM included in the Consolidated Statements of Operations (in thousands):

                                                                OrNda               AHM           Consolidated
                                                            ----------         ----------         ------------
      Seven months ended March 31, 1994:
         Total revenue                                      $  454,531         $  205,044         $  659,575
         Net income                                              1,696              7,546              9,242

      Year ended August 31, 1993:
         Total revenue                                      $  624,847         $  336,948         $  961,795
         Extraordinary items                                        --             (3,842)            (3,842)
         Net income                                                770              9,027              9,797

      In the third quarter of 1994, the Company recorded the following nonrecurring charges in connection with the AHM Merger (in thousands):

                                                               Cash              Noncash
                                                              Expense            Expense            Total
                                                            ----------         ----------         ----------

      Employee benefit and certain severance actions        $    8,456         $      999         $    9,455
      Investment advisory and professional fees                  6,077                 --              6,077
      Costs of information systems consolidations
         primarily related to the write-down of assets           1,000             10,260             11,260
      Other                                                      1,293              1,907              3,200


                                                            $   16,826         $   13,166         $   29,992

      At August 31, 1995, all of the 80 employees identified for termination in connection with the AHM Merger had been terminated. Termination benefits of $5.4 million and $3.5 million were paid under the termination plan in the years ended August 31, 1994 and 1995, respectively. Accrued severance expenses of $0.6 million remains outstanding at August 31, 1995. In addition to the termination benefits noted above, all other accruals for information systems consolidations, investment advisory and professional fees and other merger expenses have been paid as of August 31, 1995.

Summit

      On April 19, 1994, the Company also completed a merger with Summit Health Ltd. (the "Summit Merger"), a health care services company engaged in the operation of (i) general acute care hospitals, (ii) a managed care entity contracting to provide services to the Arizona Health Care Cost Containment System, and (iii) outpatient surgery centers. Summit owned or leased 12 acute care hospitals in 4 states with a total of 1,611 licensed beds. The Summit Merger was accounted for as a purchase and, accordingly, the consolidated financial statements give effect to and include the combined operations of the Company and Summit as of the date of the acquisition. Summit shareholders received $5.50 in cash and 0.2157 shares of the Company's common stock for each share of Summit common stock, representing $192.1 million of cash paid and 7.5 million additional shares issued. In connection with the Summit Merger, the Company also acquired real estate previously leased by Summit for $60.6 million. Furthermore, the Company assumed or paid $21.9 million of Summit's debt resulting in a total acquisition cost of approximately $370.8 million. In connection with the Summit Merger, the Company acquired assets with a fair value of $320.9 million, assumed liabilities of $161.5 million and recorded $211.4 million of goodwill. Final adjustments to goodwill on the acquisition of Summit of $31.6 million were recorded in fiscal 1995 and resulted principally from the finalization of appraisals on fixed assets acquired, resolution of certain assumed litigation, and receipt of actuarial estimates on termination of pension plans.

Fountain Valley

      Effective July 31, 1994, the Company acquired Fountain Valley Regional Hospital and Medical Center ("Fountain Valley"), located in Fountain Valley, California. The total purchase price of approximately $105.2 million was paid in cash and accounted for as a purchase. The transaction also included approximately $41.0 million paid by an unrelated real estate investment trust which purchased and is leasing to the Company certain of Fountain Valley's real estate. The facilities include a 413-bed acute care hospital, a surgery center, an imaging center and four medical office buildings. In connection with the acquisition, the Company acquired assets with a fair value of $104.2 million and assumed liabilities of $20.2 million and recorded $21.2 million of goodwill. Purchase price adjustments for Fountain Valley were finalized as of August 31, 1995.

Other

      During fiscal 1994, the Company, in separate transactions, sold or entered into agreements to sell four hospitals for $11.5 million in cash and a long-term lease agreement with an option to purchase one of the properties. The dispositions resulted in a loss of $45.3 million.

Fiscal 1993

Golden Glades

      In March 1993, OrNda acquired Golden Glades, a 352 licensed-bed hospital in Miami, Florida, and related assets for one million shares of the Company's common stock and $2.5 million in cash. In addition, the Company assumed and retired $23.1 million of indebtedness of Golden Glades. The purchase was financed with working capital of the Company and was accounted for using the purchase method of accounting. In connection with the acquisition, the Company acquired assets with a fair value of $32.0 million and assumed liabilities of $14.8 million.

Florida Medical Center

      In June 1993, OrNda acquired Florida Medical Center ("FMC"), a 459 licensed-bed hospital in Fort Lauderdale, Florida and related assets for $113.1 million in cash. The acquisition was financed through bank credit agreements and has been accounted for using the purchase method of accounting. In connection with the acquisition, the Company acquired assets with a fair value of $111.1 million and assumed liabilities of $37.6 million. Purchase price adjustments for Golden Glades and FMC were finalized as of August 31, 1994.

      If the acquisition of FMC had occurred on September 1, 1992, results of operations for fiscal 1993, on a pro forma basis, would have been as reflected below (in thousands except per share data):

           Total revenue            $   1,060,662
           Net income                      17,388
           Net income perare        $         .50

Other

     During fiscal 1993, OrNda, in separate transactions, terminated an agreement to sell an acute medical-surgical hospital with 495 licensed beds that was entered into in fiscal 1992. In November 1992, the Company reacquired Ross General Hospital from Horizon Mental Health Services, Inc. ("Horizon") and restructured the terms of the amounts due from Horizon. At the time, the Company owned 44% of Horizon common stock and accounted for Horizon using the equity method of accounting.

NOTE 3-HOUSTON NORTHWEST ESOP AND OTHER HEALTH CARE-RELATED INVESTMENTS

     Houston Northwest Medical Center ("HNW"), which is not operated by the Company, is a 494-bed acute care facility located in Houston, Texas. Prior to February 28, 1994, the Company's investments in HNW consisted of (i) 100% of HNW's common stock; (ii) two classes of mandatorily redeemable preferred stock with a redemption value of $62.5 million; and, (iii) a mortgage note receivable with a balance of $7.5 million at August 31, 1995. In applying the equity method of accounting for the investment prior to February 28, 1994, the Company's investment in mandatorily redeemable preferred stock of HNW was considered an "advance" to HNW and was combined with the common stock. As a result, 100% of HNW's losses attributable to its common stock were recognized as losses to the Company and reduced the Company's combined investments in HNW.

     On February 28, 1994, the Company irrevocably transferred its investment in common stock of HNW to the HNW Employee Stock Ownership Plan ("ESOP") and HNW for nominal consideration. The effect of this transfer eliminated the requirement for the Company to apply the equity method of accounting subsequent to February 28, 1994. Accordingly, beginning March 1, 1994, the Company no longer recognizes HNW income or losses on the equity method. The Company's method of income recognition for its investments in HNW's mandatorily redeemable preferred stock is described below.

     a. Accretion of the HNW mandatorily redeemable preferred stock using the interest method

     b. Recognition of cash dividends paid by HNW

     c. Accrual of cumulative, compounded, mandatorily redeemable dividends not paid by HNW

     Recognition of income is subject to such amounts being probable of collection. For each reporting period, from the date of the Company's reorganization to the current date, the Company has determined the carrying amount of the preferred stock, including the amount recognized as income, was probable of collection. In reaching its conclusion, the Company considered the following factors:

     a. HNW has experienced income from operations before ESOP contributions in each fiscal year subsequent to the reorganization

     b. HNW has experienced significant positive cash flows from operations in each fiscal year subsequent to the reorganization

     c. HNW has met all of its obligations, including scheduled payments of the ESOP debt and cash dividends payable on the HNW Series A mandatorily redeemable preferred stock (held by the Company), in each fiscal year subsequent to the reorganization

     d. As  HNW  pays  down  the  ESOP  debt,   the   probability   that  the
        Company's investments in mandatorily redeemable preferred stock will be realized is increased

     e. Independent valuations of the mandatorily redeemable preferred stock have consistently exceeded amounts recognized on a cumulative basis

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company adopted SFAS No. 115 on September 1, 1993, which resulted in an $81.7 million increase in investments in HNW and other assets and an offsetting increase in shareholders' equity for unrealized gains (net of tax) on available-for-sale securities (of which $79.7 million related to the HNW mandatorily redeemable preferred stock). There was no income tax effect because of the availability of book tax attribute carryforwards to offset the excess book basis over the tax basis of the investments. The Company reviews the fair value of its investments on a quarterly basis and in fiscal 1994 and 1995, investments in HNW and other assets were reduced $10.8 million (of which $8.8 million related to the Company's investments in HNW) and $19.1 million, respectively, to fair value at August 31, 1994 and 1995 (with an offsetting reduction to shareholders' equity). Such reductions are primarily due to an increase in the book value of the investment of $8.8 million and $10.7 million in 1994 and 1995, respectively, and due to an increase in long-term interest rates used to discount future cash flows from HNW's operations from 12.5% at September 1, 1993 to 16.0% at August 31, 1995. To the extent long-term interest rates continue to increase, the fair value of the Company's investments on HNW will decrease in future periods. Such decreases would be offset to some extent by the reduction in period of time until the redemption date and the impact that reduction in time has on the discounted cash flow analysis.

     HNW's financial position as of August 31 and results of operations for the years then ended are summarized below (in thousands):

                                                                         Year Ended August 31,
                                                                 -------------------------------------
                                                                   1993           1994          1995
                                                                 --------       --------     ---------
         Results of Operations:
             Total revenue                                       $160,119       $152,640     $ 156,754
             ESOP contribution expense                              7,210         13,450         8,625
             Other costs and expenses                             149,004        142,766       143,238
             Income (loss) before extraordinary
                 item and cumulative effect of
                 change in accounting for income taxes              2,665         (3,802)        2,781
             Net income (loss)                                      3,753         (3,802)        2,781
             Net loss applicable to common shareholders
                 (through February 28, 1994)                     $(11,352)     $  (9,136)    $      --

                                                                                      August 31,
                                                                                ----------------------
                                                                                  1994          1995
                                                                              ----------    ----------
         Balance Sheet Data:
             Current assets                                                    $  40,196     $  37,553
             Noncurrent assets                                                   145,919       138,440
             Current liabilities                                                  34,838        32,658
             Noncurrent liabilities                                              129,354       111,704
             Convertible preferred stock held by ESOP                             46,806        59,300
             Redeemable preferred stock owned by OrNda                           102,616       106,404
             Common shareholders' deficit                                      $(127,499)   $(134,073)

     Summarized below are the Company's income from investments in HNW for each of the past three fiscal years and the Company's amortized cost basis of its investments in HNW at August 31 (in thousands):

                                                                   1993           1994         1995
                                                                ----------    -----------   ----------
         Company's equity in loss of HNW (non-cash)             $ (11,352)    $   (9,135)   $       --
         Non-cash income from investments in HNW                   10,620         10,184        11,344
                                                                ----------    -----------   ----------
                                                                     (732)         1,049        11,344
         Cash income from investments in HNW                          905          2,585         2,662
                                                                ----------    -----------   ----------
         Income from investments in HNW                        $      173      $   3,634    $   14,006
                                                               ===========     ==========   ==========
         Company's amortized cost basis of investments
             in HNW at August 31                               $   10,912      $  11,275    $   21,963
                                                               ===========     ==========   ==========

Subsequent Event - Letter of Intent to Acquire HNW

      On September 27, 1995, the Company executed a letter of intent to acquire HNW for a total purchase price of $153.6 million, subject to certain adjustments, which will be payable in cash of $125.0 million to the ESOP financed under the Company's Restated Credit Facility (as defined below) and the assumption and repayment of $28.6 million of debt. The acquisition would include the working capital of HNW and the assumption of $5.7 million in other long term liabilities in addition to the $28.6 million of debt noted previously. The proposed acquisition of HNW, which will result in the cancellation of the mandatorily redeemable preferred stock, will be accounted for under the purchase method of accounting resulting in the elimination of the unrealized gain on available for sale securities from the equity section of the balance sheet and a corresponding decrease in the book value of the investment in HNW to the amortized cost basis of $22.0 million. The Company's amortized cost basis of the investment in HNW and the additional proceeds paid to acquire 100% ownership will become the basis of the Company's investment in HNW. If the acquisition of HNW, as well as the acquisition of St. Lukes, mentioned previously, and the effects of the Restated Credit Facility (see Note 6) had occurred on September 1, 1994, results of operations for fiscal 1995, on a pro forma basis, would have been as reflected below (in thousands, except per share data):

         Total revenue                                         $   2,059,734
         Net income                                                   69,246
         Net income applicable to common shares                       67,246
         Net income per common share                                    1.48
         Net income per common share
            assuming full dilution                             $        1.46

      If the acquisition of HNW had occurred on August 31, 1995, the balance sheet of the Company would have been as reflected below (in thousands):

         Current Assets                                        $     439,618
         Property, Plant and Equipment, net                        1,155,025
         Investments in HNW                                               --
         Excess of Purchase Price Over Net Assets
              Acquired, net                                          393,604
         Total Assets                                              2,072,971
         Current liabilities                                         417,362
         Long term liabilities                                     1,314,263
         Equity                                                $     341,346


NOTE 4 - INCOME TAXES

      The provision for income taxes for the years ended August 31 is as follows (in thousands):

                                                                   1993           1994         1995
                                                               ----------      ---------     ----------
     Current federal income tax                                $      142      $     169     $  14,657
     Current state income tax                                         987            888         4,750
     Deferred federal income tax benefit                               --             --        (3,635)
                                                               ----------      ---------     ----------
                                                               $    1,129      $   1,057     $  15,772
                                                               ==========      =========     ==========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's federal deferred tax assets and liabilities for the years ended August 31 are tax effected as follows (in thousands):

                                                                      1993            1994          1995
                                                                    ---------       --------      ----------
     Deferred tax assets:
         Net operating loss carryovers                              $  90,119       $ 98,358      $  82,245
         Capital loss carryovers                                        1,593          1,593             --
         Alternative minimum tax credit carryover                          --             --          1,036
         General business credit carryovers                             7,652          7,652          7,652
         Excess tax basis over book basis of
             accounts receivable                                       11,401         18,825         19,889
         Excess tax basis over book basis of
             other assets                                              13,698         10,051             --
         Accrued expenses                                               5,506         19,590         18,894
         Professional liability reserves                               10,918          8,285          9,422
         Capital lease liability                                        5,232          4,786          4,626
         Other deferred tax assets                                        466            790          6,157
                                                                    ----------      ---------     ----------
     Total deferred tax assets                                        146,585        169,930        149,921
         Valuation allowance                                          (52,531)       (53,375)       (48,072)
                                                                    ----------      ---------     ----------
     Total deferred tax assets net of allowance                        94,054        116,555        101,849

     Deferred tax liabilities:
         Tax in excess of book depreciation                            87,980         76,432         79,449
         Excess book basis over tax basis of
             certain investments                                           --         34,779         21,896
         Unamortized cash to accrual method adjustments                 5,328          9,243          4,960
         Other deferred tax liabilities                                   746          3,232             --

     Total deferred tax liabilities                                    94,054       123,686        106,305
                                                                    ----------      ---------     ----------
     Net deferred tax liability                                     $      --       $  7,131      $   4,456
                                                                    ----------      ---------     ----------
                                                                    ==========      =========     ==========

      At August 31, 1995, the Company has net current deferred federal tax assets of $30.9 million and net noncurrent deferred federal tax liabilities of $35.4 million.

      The effective income tax rate before extraordinary items differed from the federal statutory rate for the years ended August 31 as follows:

                                                                        1993           1994           1995
                                                                        ----           ----           ----
       Income tax expense (benefit) at federal
          statutory rate                                                34.0%         (35.0)%         35.0%
       Nondeductible goodwill amortization                                --             --            3.2
       Operating loss for which no
          benefit was recognized                                          --           35.0             --
       Benefit of prior year losses realized                           (34.0)            --          (23.7)
       State income tax                                                  6.6            1.9            3.6
       Federal alternative minimum tax                                   1.0            0.4             --
                                                                       ------         ------         ------
       Effective income tax rate                                         7.6%           2.3%          18.1%
                                                                       ======         ======         ======

      The following schedule summarizes approximate tax attribute carryforwards from prior tax returns for both OrNda and AHM, which are available on a limited basis to offset federal net taxable income (in thousands):

                                                          Expiration
                                                            Periods
                                                          ----------

         Net operating loss ("NOL")          $234,986     1996-2009
         General business credits               7,652     1996-2001
         Alternative minimum tax credit      $  1,036        None

      The AHM Merger caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code for both OrNda and AHM. Consequently, allowable federal deductions relating to NOL's of OrNda and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations of approximately $19 million and $16 million for OrNda and AHM, respectively. In addition, approximately $55 million of the NOL's are subject to an annual limitation of approximately $3 million due to prior "ownership changes" of OrNda. The annual limitations may be increased in order to offset certain built-in gains which are recognized during the five year period following an ownership change. In addition, the NOL's from pre-merger tax years of AHM may only be applied against the prospective taxable income of the AHM entities which incurred the losses in prior years. The limitations described above are not currently expected to significantly affect the ability of the Company to ultimately recognize the benefit of these NOL's in future years.

      The Company's federal income tax returns are not presently under audit by the Internal Revenue Service (the "IRS"), except in respect to Summit as disclosed below. Furthermore, the Company's federal income tax returns for taxable years through August 31, 1991 are no longer subject to IRS audit, except for net operating loss and credit carryforwards for income tax purposes from prior years which may be subject to IRS audit as net operating loss and credit carryforwards are utilized in subsequent tax years.

      The IRS is currently engaged in an examination of the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit, which subsequent to the Company's acquisition thereof in April 1994 merged into the Company. Summit has received a revenue agent's report with proposed adjustments for the years 1984 through 1986 and Summit has filed a protest opposing the proposed adjustments. The IRS has challenged, among other things, the propriety of certain accounting methods utilized by Summit for tax purposes, including the use of the cash method of accounting by certain of Summit's subsidiaries (the "Summit Subsidiaries") prior to fiscal year 1988. The cash method was prevalent within the hospital industry and the Summit Subsidiaries applied the method in accordance with prior agreements reached with the IRS. The IRS now asserts that an accrual method of accounting should have been used. The Tax Reform Act of 1986 (the "1986 Act") requires most large corporate taxpayers (including Summit) to use an accrual method of accounting beginning in 1987. Consequently, the Summit Subsidiaries changed to the accrual method beginning July 1, 1987. In accordance with the provisions of the 1986 Act, income that was deferred by use of the cash method at the end of 1986 is being recognized as taxable income by the Summit Subsidiaries in equal installments over ten years beginning on July 1, 1987. The Company believes that Summit properly reported its income and paid its taxes in accordance with applicable laws and in accordance with previous agreements established with the IRS. The Company believes that the final outcome of the IRS's examinations of Summit's prior years' income taxes will not have a material adverse effect on the results of operations or financial position of the Company.

NOTE 5 - OTHER CURRENT ASSETS AND LIABILITIES

      Other current assets and liabilities consist of the following at August 31 (in thousands):

                                                                      1994            1995
                                                                   -----------     ----------
       Other Current Assets:
           Other accounts receivable, net                          $    24,293     $   27,021
           Trading security                                                 --         14,920
           Other current assets                                         15,051         15,111
                                                                   -----------     ----------
                                                                   $    39,344     $   57,052
                                                                   ===========     ==========
       Accrued Expenses and Other Liabilities:
           Due to third-party payors                               $    90,756     $   99,833
           Salaries, benefits and other compensation                    23,259         34,493
           Vacation and sick pay                                        19,877         23,473
           Interest                                                     15,516         16,018
           Other                                                        61,437         47,034
                                                                   -----------     ----------
                                                                   $   210,845     $  220,851
                                                                   ===========     ==========

NOTE 6 - LONG-TERM DEBT

      A summary of long-term debt at August 31 follows (in thousands):

                                                                      1994            1995
                                                                   -----------     ----------

       Parent Company:
          Senior Credit Facilities:
             Revolving Credit Facilities                           $   117,700     $  119,000
             Term Loans                                                393,744        361,175
          12.25% Senior Subordinated Notes due 2002                    400,000        400,000
          10.25% Senior Subordinated Notes due 2003                        711            511
          11.375% Senior Subordinated Notes due 2004                   125,000        125,000

       Subsidiaries:
          Secured Debt--other (including capitalized leases);
              rates, generally fixed, average 11.9%; payable in
              periodic installments through 2023                        70,442         67,919
                                                                   -----------     ----------
                                                                     1,107,597      1,073,605
       Less current portions                                            40,509         60,182
                                                                   -----------     ----------
                                                                  $  1,067,088   $  1,013,423
                                                                  ============   ============

      At August 31, 1995, approximately $136.2 million of the Company's assets were subject to mortgages or liens as collateral for approximately $62.8 million of indebtedness, including capital leases.

Senior Credit Facilities

      On April 19, 1994, the Company entered into a Credit, Security, Guarantee and Pledge Agreement (the "Credit Agreement") with a syndicate of lenders to borrow up to $700.0 million, of which $480.2 million was outstanding on August 31, 1995 and of which commitment availability had been reduced by $23.7 million as a result of issued letters of credit and $38.8 million as a result of scheduled principal payments resulting in available borrowing capacity of $157.3 million.

     The Credit Agreement, which matures April 19, 2000, consists of the following facilities (the "Senior Credit Facilities"): (i) a revolving commitment of $200.0 million, to refinance certain previously existing senior secured debt, for general corporate purposes, and to issue up to $30.0 million of letters of credit; (ii) a revolving commitment of $100.0 million, for acquisitions and other specified transactions; (iii) a $325.0 million term loan, payable in incremental, quarterly installments; and, (iv) a $75.0 million term loan payable in incremental quarterly installments beginning January 31, 1995.

     Funds advanced under the Credit Agreement bear interest on the outstanding principal at a fluctuating rate based on either (i) the base rate of the Bank of Nova Scotia for U.S. Dollar loans in the United States (the "Prime Rate") or
(ii) London Interbank Offered Rate ("LIBOR"), as elected from time to time by the Company. Interest is payable quarterly if a rate based on the Prime Rate is elected or at the end of the LIBOR period (but in any event not to exceed 90 days) if a rate based on LIBOR is elected. The Company has elected various rates on the initial borrowings of the Senior Credit Facilities representing a weighted average annual interest rate at August 31, 1995 of 8.1%. Interest expense for the year ended August 31, 1995 was reduced $2.2 million as a result of the termination of the Company's only interest rate swap agreement.

     In certain circumstances, the Company is required to make principal prepayments on the Senior Credit Facilities, including the receipt of proceeds from the issuance of additional subordinated indebtedness, certain asset sale proceeds not used to acquire additional assets within a specified period, and 50% of the proceeds in excess of $50.0 million from the issuance of additional equity not used to acquire additional assets or repay subordinated debt within 120 days. The Company may prepay all or part of the outstanding Senior Credit Facilities without penalty.

     The Credit Agreement limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets, acquire the capital stock or assets of another business, or pay dividends. The Credit Agreement also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the Credit Agreement is secured by a perfected, first priority security interest in the stock of all existing and future subsidiaries of the Company, intercompany notes of indebtedness, majority-owned partnerships, and certain specified investments.

Subsequent Event - Restated Credit Facility

     On October 27, 1995, the Company executed an amended and restated Credit Agreement (the "Restated Credit Facility") which increases the borrowing capacity of the Company from approximately $660.0 million to $900.0 million. The Restated Credit Facility amends the Company's previous Credit Agreement dated April 19, 1994 and will mature on October 30, 2001.

     Loans under the Restated Credit Facility will bear interest, at the option of the Company, at a rate equal to either (i) the "alternate base rate" plus 0.75% or (ii) LIBOR plus 1.75%, in each case subject to potential decreases or increases dependent on the Company's leverage ratio. Loans under the Credit Agreement bore interest at either (i) the "alternate base rate" plus 1.25% or
(ii) LIBOR plus 2.25%, in each case subject to potential decreases or increases dependent on the Company's interest coverage and leverage ratios.

     Except for additional flexibility on certain financial ratios, the restrictions, covenants and security interests of the Restated Credit Facility are substantially the same as the previous Credit Agreement.

12.25% Senior Subordinated Notes

     In May 1992, OrNda issued $400 million aggregate principal amount of 12.25% senior subordinated notes due May 2002 (the "12.25% Notes"). The 12.25% Notes are subordinated to the Company's Senior Credit Facilities and to indebtedness of the Company's subsidiaries. Interest on the 12.25% Notes is payable semiannually on May 15 and November 15, commencing November 15, 1992. The Notes mature on May 15, 2002 but may be redeemed in whole or in part at the option of the Company on or after June 1, 1997 through June 1, 2000 at specified redemption prices in excess of par and thereafter at par.

10.25% Senior Subordinated Notes

     On July 28, 1993, AHM issued $100 million aggregate principal amount of 10% senior subordinated notes due July 2003 (the "10% Notes") and on July 29, 1993, amended and restated its Senior Credit Facility with a syndicate of commercial bank lenders (the "Lenders") under which $42.5 million remained outstanding and a credit facility of up to $80.0 million was made available. Interest on the 10% Notes is payable semiannually on February 1 and August 1 of each year. The Notes mature on August 1, 2003 but may be redeemed in whole or in part at the option of the Company on or after August 1, 1998 through July 1, 2000 at specified redemption prices in excess of par and thereafter at par. In connection with these transactions, AHM recorded an extraordinary loss of $3.8 million, net of an income tax benefit of $125,000, on early extinguishment of debt in the quarter ended August 31, 1993. The loss primarily related to the write-off of unamortized debt issuance costs relating to the extinguished indebtedness.

     Pursuant to a Waiver and Consent Agreement dated February 3, 1994 by and among the Company and the holders of a majority in principal amount of the 10% Notes, as consideration for their agreement to make certain changes to the Notes' Indenture to effect the AHM Merger (see Note 2) and other matters, the Company (i) paid to the holders on the closing date of the AHM Merger $15.00 for each $1,000 principal amount of outstanding 10% Notes and (ii) increased the rate of interest on the 10% Notes from 10% per annum to 10.25% per annum (redefined as the "10.25% Notes"). The AHM Merger caused a "change of control," as defined in the Notes' Indenture, which required the Company to make a prompt offer to repurchase all or any portion of the 10.25% Notes owned by the holders thereof at 101% of the principal amount, together with accrued interest thereon, to the date of repurchase. Pursuant to the offer, $99.3 million of 10.25% Notes were redeemed through August 31, 1994 resulting in a loss on early extinguishment of debt of $4.1 million. Proceeds from the Credit Agreement were used to redeem the 10.25% Notes. The 10.25% Notes are subordinated to the Company's Senior Credit Facilities and subsidiary indebtedness.

11.375% Senior Subordinated Notes

     On August 23, 1994, the Company issued $125 million aggregate principal amount of 11.375% senior subordinated notes due August 15, 2004 (the "11.375% Notes"). The 11.375% Notes are subordinated to the Company's Senior Credit Facilities and subsidiary indebtedness but rank pari passu in right of payment to the Company's 12.25% Notes and 10.25% Notes. Interest on the 11.375% Notes is payable semiannually on February 15 and August 15 of each year. The 11.375% Notes may be redeemed in whole or in part at the option of the Company on or after August 15, 1999 through August 15, 2002 at specified redemption prices in excess of par and thereafter at par. Net proceeds of $121.0 million from the sale of the 11.375% Notes was used to reduce the Company's Senior Credit Facilities.

Other

     Maturities of debt, excluding capitalized lease obligations, for the next five fiscal years and thereafter are as follows (in thousands):

                     1996                    $     56,254
                     1997                          69,899
                     1998                          79,341
                     1999                          94,815
                     2000                         201,071
                     Thereafter                   551,618
                                             ------------
                                             $  1,052,998
                                             ============

     The carrying amounts of the Company's borrowings at August 31, 1995 approximate their fair value based on discounted cash flow analyses, using the Company's current incremental borrowing rates for similar types of borrowing arrangements or quoted market prices, if available, except that the fair value of the 12.25% Senior Subordinated Notes approximates 110.1% of par value and the fair value of the 11.375% Senior Subordinated Notes approximates 100.7% of par value based on recent bid/ask indications.

     In connection with the Summit Merger (see Note 2), the Company acquired a 38.6% interest in Summit Care Corporation ("Summit Care") which operates nursing care and retirement centers. At August 31, 1994 approximately $37.4 million aggregate principal amount of the Company's 7.5% Exchangeable Subordinated Notes due 2003 (the "7.5% Notes"), which were exchangeable, at the option of the holders, into the Company's 38.6% interest in the Summit Care Common Stock, were outstanding. The investment in Summit Care was increased approximately $30.5 million in the Summit Merger purchase price allocation to estimated fair value of $37.4 million which was the carrying value of the 7.5% Notes at the merger date. The 7.5% Notes, as well as accrued interest on the 7.5% Notes, and the investment in Summit Care common stock are accounted for as an asset held for sale and the net investment is included in other assets. For the period April 19, 1994 (date of the Summit Merger) through August 31, 1995 the Company's ownership percentage of Summit Care Corporation's net income was approximately $2.9 million which was excluded from the Consolidated Statements of Operations. The Company has not received any earnings or funded any losses of Summit Care and has not adjusted the carrying value of its investment in Summit Care since the date of the Summit Merger except to record the exchanges of the 7.5% Notes mentioned below.

     The Company's equity in the earnings of Summit Care have not been reported in the Company's consolidated statement of operations as they would increase the investment in Summit Care above the net realizable value. The interest expense has been reported on the 7.5% Notes from April 19, 1995 forward. The effect of the interest expense on the Company's results of operations is not material.

     From September 1, 1994 through July 31, 1995, $9.6 million of the 7.5% Notes were voluntarily exchanged for Summit Care common stock. Effective June 1, 1995, with the consent of the holders of the 7.5% Notes, the Indenture in respect of the Notes was amended to change the earliest redemption date of the Notes from April 1, 1996 to June 1, 1995. The Company issued a redemption notice for 100% of the outstanding 7.5% Notes on August 3, 1995 and the holders of $27.8 million of the 7.5% Notes exchanged for Summit Care common stock prior to the August 28, 1995 redemption date for the balance of the 7.5% notes. As a result, as of August 31, 1995, the Company owned 1,414 shares, .02% of the common stock of Summit Care.

NOTE 7 - LEASES

     The Company leases hospitals, office facilities and equipment under agreements that generally require the Company to pay all maintenance, property taxes and insurance costs and that expire on various dates extending to the year 2023. Certain leases include options to purchase the leased property during or at the end of the lease term at specified amounts. Minimum rental commitments under operating leases having an initial or remaining noncancelable term of more than one year for the next five fiscal years and thereafter; minimum payments under capital leases at August 31, 1995, for the next five fiscal years and thereafter; and the related present value of future minimum payments under capital leases are as follows (in thousands):

                                            Capital            Operating
                                             Leases              Leases
                                           ---------          ----------

       1996                                $   6,223          $   43,866
       1997                                    5,341              40,284
       1998                                    3,624              35,090
       1999                                    2,039              30,653
       2000                                    1,304              26,532
       Thereafter                             17,180             237,141
                                           ---------          ----------
       Total minimum rental payments          35,711          $  413,566
                                                              ==========
       Less amounts representing interest     15,104

       Present value of future
         minimum lease payments               20,607
       Less current portion                    3,928
                                           ---------
                                           $  16,679


      Operations for the years ended August 31, 1993, 1994, and 1995, include rent expense on operating leases of $23.5 million, $32.9 million, and $58.1 million, respectively.

      Property under capital lease at August 31 follows (in thousands):

                                             1994                1995
                                             ----                ----

       Buildings and improvements          $  30,007          $  37,220
       Equipment and fixtures                 21,517             19,603
                                           ---------          ---------
                                              51,524             56,823
       Less accumulated amortization          17,860             18,707
                                           ---------          ---------
                                           $  33,664          $  38,116
                                           =========          =========

NOTE 8 - SHAREHOLDERS' EQUITY, WARRANTS AND EMPLOYEE STOCK OPTIONS

Common Stock

      The Company has not paid any dividends on common stock. Under the terms of the Company's Credit Agreement and Restated Credit Facility, the Company may not pay dividends on its common stock.

Warrants

     At August 31, 1995, the Company has warrants outstanding to purchase 136,250 shares of common stock at an exercise price ranging from $2.67 per share to $18.49 per share. Warrants can be exercised through April 30, 2000.

Employee Stock Options

     On April 19, 1994, OrNda's shareholders approved the 1994 Management
Equity Plan to replace the 1992 Management Equity Plan. No awards were granted under the 1992 Management Equity Plan. The 1994 Management Equity Plan provides for the granting of stock options (either incentive or nonqualified), stock appreciation rights, or limited stock appreciation rights to key employees and consultants of the Company. Under the 1994 Management Equity Plan, the Company may grant awards for up to 3,550,000 shares of common stock. Generally, the 1994 Management Equity Plan provides that options may be outstanding for a period of up to ten years from the date of the grant and may become exercisable at such time or under such conditions as the compensation committee of the Company's Board of Directors shall determine. For incentive stock options granted, the exercise price generally will equal the fair market value of the Company's common stock on the date of the grant. On June 22, 1994, nonqualified options to purchase 2,940,000 shares of common stock at an exercise price of $15.00 per share were granted, including 1,400,000 to Charles N. Martin, Jr., the Company's Chairman and CEO. As of August 31, 1995, additional nonqualified options to purchase 175,000 shares of common stock at an exercise price of $19.50 have been granted under the 1994 Management Equity Plan and nonqualified options to purchase 424,000 shares have been forfeited.

     On April 19, 1994, the Company's shareholders approved the Incentive Stock Bonus Plan which provides for the payment of cash and issuance of shares of the Company's common stock to key employees as an annual incentive bonus based upon the extent to which the Company achieves certain performance goals specified in advance by the compensation committee of the Company's Board of Directors. Under the Incentive Stock Bonus Plan, the Company may issue up to 600,000 shares of the Company's common stock. As of August 31, 1995, no options have been granted under this plan.

     In addition to the 4,150,000 shares of common stock reserved for issuance under the 1994 Management Equity Plan and the Incentive Stock Bonus Plan, the Company has reserved 1,690,346 shares of common stock at August 31, 1995, for issuance pursuant to options granted under various stock option plans of OrNda, AHM and Summit prior to the AHM Merger and the Summit Merger. No options are available for future grant under the stock option plans established prior to the April 19, 1994 mergers. On December 31, 1993, OrNda granted options to purchase 500,000 shares of common stock to key employees at exercise prices ranging from $7.75 to $10.75 per share. Since the exercise price was below the market value of the Company's common stock on the date of grant, the Company recorded $2,530,000 of noncash stock option compensation in fiscal 1994 with an offsetting increase to Additional Paid-In Capital for the excess of the market price at the date of grant over the exercise price.

     On January 15, 1992, OrNda entered into an employment agreement with Charles N. Martin, Jr. (the "Martin Agreement") which provides for Mr. Martin to serve as Chairman of the Board and Chief Executive Officer of the Company for a period of five years. Pursuant to the Martin Agreement, (i) Mr. Martin purchased 1 million shares of the Company's common stock by delivering to the Company a promissory note of $7.7 million ("the Stock Note") and cash of $10,000 and (ii) Mr. Martin was granted options to purchase 750,000 shares of the Company's common stock at an exercise price per share of $10.75. During 1993, Mr. Martin paid $8.5 million to retire the Stock Note, reduce the promissory notes noted below, and pay related interest through August 31, 1993. Pursuant to the Martin Agreement, as of August 31, 1993, $1.2 million was loaned to Mr. Martin under promissory notes and such loans were forgiven in fiscal 1994.

     The following is a summary of option transactions during fiscal 1993, 1994, and 1995:

                                                                                                      Option
                                                                                                    Price Range
                                                                                                    -----------

                              Balance at August 31, 1992                   2,739,479             $1.67 -  $11.34

                                  Options Granted                            228,000               $7.50 - $8.96
                                  Options Exercised                         (136,000)              $1.67 - $5.00
                                  Options Forfeited                           (8,000)              $1.67 - $4.80
                                                                           ----------

                              Balance at August 31, 1993                   2,823,479             $1.67 -  $11.34

                                  Options Granted                          3,455,000              $7.75 - $15.00
                                  Options Assumed in
                                      Summit Merger                          245,553              $2.21 - $13.34
                                  Options Exercised                         (918,808)             $1.67 - $13.34
                                  Options Forfeited                         (115,002)             $4.80 - $15.00
                                                                           ----------

                              Balance at August 31, 1994                   5,490,222             $1.67 -  $15.00

                                  Options Granted                            175,000                       19.50
                                  Options Exercised                         (898,334)             $3.92 - $13.34
                                  Options Forfeited                         (450,542)             $2.97 - $15.00
                                                                           ----------

                              Balance at August 31, 1995                   4,316,346
                                                                           ==========

                              Exercisable at August 31, 1995               2,515,342              $2.21 - $15.00

                              Available for Future Grant at
                                August 31, 1995                            1,524,000

Redeemable Convertible Preferred Stock

     On October 15, 1991, OrNda issued 1 million shares of $.01 par value Payable in Kind Cumulative Redeemable Convertible Preferred Stock (the "PIK Preferred"). The PIK Preferred has an aggregate liquidation value of $15 million and is entitled to dividends at the rate of 9% of the liquidation value thereof until October 31, 1999, 9.9% from November 1, 1999 through October 31, 2000, 10.8% from November 1, 2000 through October 31, 2001, and 15% thereafter. Dividends on the PIK Preferred shall be paid in kind until October 31, 1992 and at any time thereafter, until October 31, 2001, during which the Company's cash coverage ratio is below a defined level. Dividends on the PIK Preferred paid in kind shall be paid at the rate of 10% of the liquidation value thereof through October 31, 1999 and 11% thereafter through October 31, 2001. The PIK Preferred may be redeemed by the Company at a price equal to $15.00 per share, plus accrued and unpaid dividends thereon, at any time after October 15, 1992 and at any time during which the average fair market value of the common stock during the 20 day period preceding the redemption shall have been in excess of $19.50 per share. Upon the occurrence of a Board Action (which is defined as the acquisition by any person or group (other than PAH, L.P. or Joseph Littlejohn & Levy Fund, L.P.) of 50% or more of the Company's common stock pursuant to a plan, arrangement or issuance of stock approved by the Board of Directors, or certain other actions requiring approval of the Board of Directors and if required, the stockholders) the Company is required to offer to repurchase the PIK Preferred at $15.00 per share plus accrued dividends thereon. The PIK Preferred is convertible at any time at the option of the holder into an aggregate of 1,329,701 shares of common stock as of August 31, 1995. The Company issued additional shares of PIK Preferred as paid-in-kind dividends of 112,285 in fiscal 1993, 123,468 in fiscal 1994, and 133,474 in fiscal 1995.

Subsequent Event - Common Stock Offering

     On October 2, 1995, the Company filed a S-3 Registration Statement with the Securities and Exchange Commission ("SEC") to sell 10,000,000 shares of common stock. On October 31, 1995, the Registration was declared effective by the SEC and the public offering of the shares commenced at a $17.625 per share price.

The net proceeds of $168.0 million to the Company from its sale of the 10,000,000 shares of Common Stock in the offering, after deducting estimated offering expenses and the underwriting discounts, will be used to reduce indebtedness under the Restated Credit Facility with a current interest rate of LIBOR plus 1.25%, which matures on October 30, 2001. Any unused capacity under the Restated Credit Facility (including the increased capacity available due to the amount repaid with the net proceeds of the offering), will be available for general corporate purposes, including strategic acquisitions. The stock offering is expected to close on November 6, 1995. Assuming the offering was completed on September 1, 1994 and the net proceeds were used to reduce indebtedness under the Restated Credit Facility, the Company's earnings per common and common equivalent share would have been $1.43 for the year ended August 31, 1995 and the Company's earnings per share assuming full dilution would have been $1.41 per share.


NOTE 9 - OTHER

     Effective July 1, 1986, OrNda adopted the OrNda HealthCorp Savings and Investment Plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan whereby employees who have completed one year of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate. Through December 31, 1994, the 401(k) Plan allowed eligible employees to make contributions of 2% to 7% of their annual compensation and employer contributions were made at a rate 50% of the employee contributions up to a maximum of 3.5% of annual compensation. Effective January 1, 1995, the 401(k) Plan was amended to allow eligible employees to make contributions of 2% to 15% of their annual compensation. Employer contributions are now made at a rate of 50% of the employee contributions up to a maximum of 1.5% of annual compensation. Employer contributions vest 20% after three years of service and continue vesting at 20% per year until fully vested. The Company's matching expense for the 401(k) plans for fiscal years 1993, 1994, and 1995 was approximately $3.0 million, $3.2 million, and $4.5 million, respectively.

     The carrying amounts and fair values of certain financial instruments, disclosed elsewhere, consisted of the following at August 31, 1995 (in thousands):

                                                                  Carrying Amount        Fair Value
                                                                  ---------------        -----------

      Investments:
         Available-for-sale (see Note 3)                           $     21,963         $     73,755
         Trading securities (see Note 2)                                 14,920               14,920

      Long-Term Debt (see Note 6):
         Senior Credit Facilities                                       480,175              480,175
         12.25% Senior Subordinated Notes due 2002                      400,000              440,400
         10.25% Senior Subordinated Notes due 2003                          511                  511
         11.375% Senior Subordinated Notes due 2004                     125,000              125,875
         Secured Debt - other                                      $     67,919         $     67,919

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial information for the years ended August 31, 1994 and 1995 is summarized below (in thousands, except per share data):

                                                                      Quarter Ended
                                           ------------------------------------------------------------------
                                             November 30      February 28         May 31          August 31
                                           -------------    -------------    -------------     --------------

1994
- ----
Total revenue                              $     268,609    $     283,839    $     330,469     $      391,442

Income (loss) before income taxes
     and extraordinary item                $       2,031    $       3,585    $     (27,545)    $     (24,056)
Net income (loss)                          $       1,993    $       3,215    $     (36,376)    $     (28,170)
Net income (loss) per common and
     common equivalent share               $         .04    $         .07    $       (0.95)    $       (0.66)
Net income (loss) per common
     share assuming full dilution          $         .04    $         .07    $       (0.95)    $       (0.66)

1995
- ----
Total revenue                              $     418,021    $     442,725    $     497,890     $      484,065

Income before income taxes
     and extraordinary item                $      16,104    $      22,571    $      28,837     $       19,572
Net income                                 $      13,350    $      19,919    $      22,091     $       15,952
Net income per common and
     common equivalent share               $        0.29    $        0.43    $        0.47     $         0.34
Net income per common share
     assuming full dilution                $        0.29    $        0.43    $        0.47     $         0.33

      In the third quarter of fiscal 1994, the Company recorded nonrecurring charges of $30.0 million in connection with the AHM Merger (see Note 2 to the accompanying consolidated financial statements); loss on the sale of one hospital of $9.8 million, and an extraordinary loss of $8.2 million for early extinguishment of debt. Also, in the fourth quarter of fiscal 1994, the Company recorded a $35.5 million loss on the sale of three hospitals and a $4.1 million extraordinary loss on the early extinguishment of debt.

                                                                  SCHEDULE VIII

                                   ORNDA HEALTHCORP AND SUBSIDIARIES
                                   VALUATION AND QUALIFYING ACCOUNTS
                                            (in thousands)
                                                   Additions
                                            ------------------------
                              Balance       Charged                                           Balance
                              at Begin-     to Costs        Charged                           at
                              ning of       and             to Other                          End of
Description                   Period        Expenses        Accounts       Deductions         Period
                              ----------    ----------      --------       ----------         ------

Year ended August 31, 1995:

    Allowance for
        uncollectible
        accounts              $   59,855    $  122,193      $       --     $(131,031)  (1)    $   58,632
                                                                                ,615   (3)



    Allowance for
        uncollectible
        long-term
        receivables           $    7,659    $       --      $       --     $  (4,984)  (1)    $    2,765


Year ended August 31, 1994:

    Allowance for
        uncollectible
        accounts              $   47,289    $   87,844      $       --     $ (92,217)  (1)    $   59,855
                                                                              (1,317)  (2)
                                                                              18,256   (3)


    Allowance for
        uncollectible
        long-term
        receivables           $   12,679    $   (1,595)     $  (5,425)     $   2,000   (3)    $    7,659


Year ended August 31, 1993:

    Allowance for
        uncollectible
        accounts              $   25,296    $   63,907      $       --     $ (54,665)  (1)    $   47,289
                                                                              12,751   (3)

    Allowance for
        uncollectible
        long-term
        receivables           $   13,858    $     (335)     $       --     $    (844)  (1)    $   12,679

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Allowances related to hospitals sold.
(3)   Allowances recorded in acquisitions.