Form 10-Q
period 1996-03-31
ORNDA HEALTHCORP
filed 1996-07-12
CIK 719242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

     Number of shares of common stock ($.01 par value) outstanding as of June 30, 1996: 58,173,233

                                ORNDA HEALTHCORP
                                    FORM 10-Q
                                  May 31, 1996

                                      INDEX

                                                                       Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income for the Three
          Months Ended May 31, 1995 and 1996..................................3

          Consolidated Statements of Income for the Nine Months
          Ended May 31, 1995 and 1996.........................................4

          Consolidated Balance Sheets as of August 31, 1995
          and May 31, 1996....................................................5

          Consolidated Statements of Cash Flows for the Nine
          Months Ended May 31, 1995 and 1996 .................................6

          Notes to Consolidated Financial Statements..........................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................12

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................22

SIGNATURE....................................................................23

EXHIBIT 10(a)

EXHIBIT 10(b)

EXHIBIT 11

EXHIBIT 27

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MAY 31, 1995 AND 1996
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                    Three Months Ended May 31,
                                                                    --------------------------
                                                                       1995           1996
                                                                       ----           ----
Total Revenue                                                       $  497,890     $  557,866
Costs and Expenses:
    Salaries and benefits                                              217,384        243,515
    Supplies                                                            66,774         77,012
    Purchased services                                                  51,851         46,515
    Provision for doubtful accounts                                     29,910         35,308
    Other operating expenses                                            60,357         62,615
    Depreciation and amortization                                       21,579         25,749
    Interest expense                                                    26,928         26,386
    Interest income                                                     (1,387)        (1,135)
    Gain on asset sales                                                   (973)         --
    Minority interest                                                      161          1,778
                                                                    ----------     ----------
                                                                        25,306         40,123

Income from investments in Houston
    Northwest Medical Center                                             3,531          --
                                                                    ----------     ----------

Income before income tax expense                                        28,837         40,123
Income tax expense                                                       6,746         10,833
                                                                    ----------     ----------
Net income                                                              22,091         29,290
Preferred stock dividend requirements                                     (487)        --
                                                                    ----------     ----------
Net income applicable to common shares                              $   21,604     $   29,290
                                                                    ==========     ==========
Net income per common and common
    equivalent share                                                $     0.47     $     0.49
                                                                    ==========     ==========

Net income per common share
    assuming full dilution                                          $     0.47     $     0.49
                                                                    ==========     ==========

Weighted average common and dilutive
    common equivalent shares outstanding                                45,601         60,371
                                                                    ==========     ==========

Weighted average common shares outstanding
    assuming full dilution                                              46,995         60,371
                                                                    ==========     ==========

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     NINE MONTHS ENDED MAY 31, 1995 AND 1996
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                     Nine Months Ended May 31,
                                                                     -------------------------
                                                                       1995           1996
                                                                       ----           ----
Total Revenue                                                       $1,358,636    $ 1,594,319
Costs and Expenses:
    Salaries and benefits                                              597,109        687,391
    Supplies                                                           173,635        215,223
    Purchased services                                                 149,417        150,476
    Provision for doubtful accounts                                     89,054        103,610
    Other operating expenses                                           152,796        184,021
    Depreciation and amortization                                       61,988         73,801
    Interest expense                                                    81,910         79,850
    Interest income                                                     (3,593)        (3,423)
    Gain on asset sales                                                   (973)         --
    Minority interest                                                      260          4,724
                                                                    ----------     ----------
                                                                        57,033         98,646
Income from investments in Houston
    Northwest Medical Center                                            10,479          5,128
                                                                    ----------     ----------

Income before income tax expense                                        67,512        103,774
Income tax expense                                                      12,152         27,110
                                                                    ----------     ----------
Net income                                                              55,360         76,664
Preferred stock dividend requirements                                   (1,490)          (332)
                                                                    ----------     ----------
Net income applicable to common shares                              $   53,870     $   76,332
                                                                    ==========     ==========
Net income per common and common
    equivalent share                                                $     1.20     $     1.35
                                                                    ==========     ==========
Net income per common share
    assuming full dilution                                          $     1.20     $     1.34
                                                                    ==========     ==========

Weighted average common and dilutive
    common equivalent shares outstanding                                45,028         56,633
                                                                    ==========     ==========

Weighted average common shares outstanding
    assuming full dilution                                              45,050         57,255
                                                                    ==========     ==========

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                    August 31,       May 31,
                                                                    -------------------------
                                                                       1995           1996
                                                                       ----           ----
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                       $    4,963     $   13,826
    Patient accounts receivable, net of allowance for
       uncollectibles of $58,632 at August 31, 1995
       and $69,272 at May 31, 1996                                     307,601        362,436
    Supplies, at cost                                                   34,097         39,275
    Other                                                               57,052         51,485
                                                                    ----------     ----------
       Total Current Assets                                            403,713        467,022

Property, Plant and Equipment, at cost:
    Land                                                               126,436        138,211
    Buildings and improvements                                         870,352        976,547
    Equipment and fixtures                                             359,979        414,875
                                                                    ----------     ----------
                                                                     1,356,767      1,529,633

    Less accumulated depreciation and amortization                     288,410        346,189
                                                                    ----------     ----------
                                                                     1,068,357      1,183,444

Investments in Houston Northwest Medical Center                         73,755          --

Excess of Purchase Price Over Net Assets Acquired,
    net of accumulated amortization                                    318,029        419,471

Other Assets                                                            82,550        116,161
                                                                    ----------     ----------
                                                                    $1,946,404     $2,186,098
                                                                    ==========     ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                $  117,258     $  134,190
    Accrued expenses and other liabilities                             220,851        198,363
    Current maturities of long-term debt                                60,182         57,561
                                                                    ----------     ----------
       Total Current Liabilities                                       398,291        390,114

Long-term Debt                                                       1,013,423      1,008,303

Other Liabilities                                                      141,552        171,995

Shareholders' Equity:
    Convertible preferred stock,
       $.01 par value, 10,000,000 authorized shares,
       issued 1,329,701 shares at August 31, 1995                       20,112          --
    Common stock, $.01 par value,
       authorized 200,000,000 shares, issued and
       outstanding 44,877,804 shares at August 31, 1995
       and 58,173,233  shares at May 31, 1996                              449            582
    Additional paid-in capital                                         414,805        632,460
    Retained earnings (deficit)                                        (94,020)       (17,356)
    Unrealized gains on available-for-sale
       securities, net of tax                                           51,792          --
                                                                    ----------     ----------
                                                                       393,138        615,686
                                                                    ----------     ----------
                                                                    $1,946,404     $2,186,098
                                                                    ==========     ==========

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended May 31,
                                                                    -------------------------
                                                                       1995           1996
                                                                       ----           ----

CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
Net income                                                          $   55,360     $   76,664
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Non-cash portion of income from investments in
              Houston Northwest Medical Center                          (7,908)        (4,213)
          Depreciation and amortization                                 61,988         73,801
          Provision for doubtful accounts                               89,054        103,610
          Gain on asset sales                                             (973)         --
          Changes in assets and liabilities net of effects from
              acquisitions and dispositions of hospitals:
                 Patient accounts receivable                           (96,808)      (129,715)
                 Other current assets                                  (10,105)        (9,950)
                 Other assets                                             (940)           202
                 Accounts payable, accrued
                    expenses and other current liabilities               6,061        (35,951)
                 Other liabilities                                      (6,350)        11,875
    Proceeds from sales of trading investment security                     ---         20,625
                                                                    ----------     ----------
          Net cash provided by operating activities                     89,379        106,948
                                                                    ----------     ----------
CASH FLOW USED IN INVESTING ACTIVITIES:
    Acquisitions of hospitals and related assets                       (51,615)      (214,952)
    Capital expenditures                                               (44,101)       (64,373)
    Proceeds on disposals of hospitals and sales of investments         18,110          2,967
    Increase in notes receivable                                        (2,344)        (4,213)
    Payments received on long-term notes and other receivables           4,228          4,871
    Other investing activities                                          (2,438)        (2,124)
                                                                    ----------     ----------
          Net cash used in investing activities                        (78,160)      (277,824)
                                                                    ----------     ----------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                               5,664        197,788
    Principal payments on long-term debt borrowings                   (114,842)      (106,581)
    Proceeds received on long-term debt borrowings                      99,840         95,000
    Financing costs incurred in connection with
       long-term borrowings                                               (637)        (3,797)
    Other                                                                ( 984)        (2,671)
                                                                    ----------     ----------
          Net cash provided by (used in) financing activities         ( 10,959)       179,739
                                                                    ----------     ----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                 260          8,863
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          17,374          4,963
                                                                    ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   17,634     $   13,826
                                                                    ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)                         $   90,926     $   88,588
       Income taxes                                                      1,608         28,606

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Preferred stock dividends                                            1,490            332
    Conversion of preferred stock to common stock                          --          20,333
    Capital lease obligations incurred                                   2,602            196
    Stock issued for acquisitions of health care facilities              3,563          --
    Exchange of minority ownership in hospitals for minority
       interest ownership in physician practices                           --           9,400

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  May 31, 1996


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended May 31, 1996 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1995.

       Earnings Per Share. Earnings per common and common equivalent share is based on the Company's weighted average number of outstanding shares adjusted for the dilutive effect of common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of stock options and warrants representing 1.1 million and 2.2 million equivalent shares for the three months ended May 31, 1995 and 1996, respectively, and 1.0 million and 1.8 million shares for the nine months ended May 31, 1995 and 1996, respectively. Earnings per common share assuming full dilution for the three months ended May 31, 1995 and nine months ended May 31, 1996 assumes the conversion of the Company's redeemable convertible preferred stock into common shares.

       Recently Issued Accounting Standard. In March 1995, the FASB issued Statement No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

NOTE 3 - LONG-TERM DEBT

       On October 27, 1995, the Company executed an amended and restated credit agreement (the "Restated Credit Facility") which increased the Company's borrowing capacity under its credit facility from approximately $660.0 million to $900.0 million, of which $477.5 million was outstanding on May 31, 1996 and of which commitment availability had been reduced by issued letters of credit of $27.4 million and scheduled principal payments of $22.5 million. The Restated Credit Facility, which amends the Company's previous credit agreement dated April 19, 1994, will mature on October 30, 2001 and consists of the following facilities (the "Senior Credit Facilities"): (i) a revolving commitment of $440 million to refinance the debt under the previous credit agreement, for general corporate purposes, to issue up to $50 million of letters of credit, and for strategic acquisitions; and (ii) a $460 million term loan to refinance debt under the previous credit agreement payable in incremental quarterly installments.

       Loans under the Restated Credit Facility bear interest, at the option of the Company, at a rate equal to either (i) the "alternate base rate" plus 0.25% or (ii) LIBOR plus 1.25%, in each case subject to potential decreases or increases dependent on the Company's leverage ratio. Interest is payable quarterly if a rate based on the alternate base rate is elected or at the end of the LIBOR period (but in any event not to exceed 90 days) if a rate based on LIBOR is elected. The weighted average interest rate on the Company's borrowings under the Senior Credit Facilities at May 31, 1996 was 6.7%.

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

NOTE 4 - INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, an asset and liability approach for financial accounting and reporting for income taxes is required.

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

       The Company's federal income tax returns are not presently under audit by the Internal Revenue Service (the "IRS"), except in respect of Summit as disclosed below. Furthermore, the Company's federal income tax returns for taxable years through August 31, 1992 are no longer subject to IRS audit, with certain limited exceptions and except in respect of NOL's for prior years which may be subject to IRS audit as they are utilized in subsequent tax years.

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

NOTE 5 - HOUSTON NORTHWEST MEDICAL CENTER

       Houston Northwest Medical Center ("HNW"), in which the Company held only certain non-controlling investments until January, 1996, is a 498-bed acute care facility located in Houston, Texas. Effective January 1, 1996, the Company acquired the controlling equity interests in HNW for a total cash purchase price of $153.9 million and commenced operation of the facility.

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

                                                      Three Months Ended May 31    Nine Months Ended May 31
                                                      -------------------------    ------------------------
                                                         1995           1996          1995           1996
                                                      -----------   -----------    -----------   ----------
     Accretion of discount on mandatorily
       redeemable preferred stock                     $       522   $        --    $     1,565   $      757
     Dividend income on mandatorily
       redeemable preferred stock                           2,814            --          8,443        4,123
     Interest income on mortgage note
       receivable                                             195            --            471          248
                                                      -----------   -----------    -----------   ----------
                                                      $     3,531   $        --    $    10,479   $    5,128
                                                      ===========   ===========    ===========   ==========

       In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company adopted SFAS No. 115 on September 1, 1993, which resulted in an $85.5 million increase in shareholders' equity on the date of adoption (which primarily related to the HNW mandatorily redeemable preferred stock classified as "available-for-sale") with no impact on net income. There was no income tax effect because of the availability of book tax attribute carryforwards to offset the excess book basis over the tax basis of the investments. The unrealized gain on available for sale HNW securities was $45.8 million at December 31, 1995. The reduction from the original amount is due primarily to an increase in the book value of the investment and changes in long-term interest rates used to discount future cash flows.

       If the acquisition of HNW and the February 1995 acquisition of St. Luke's Health System occurred on September 1, of the respective fiscal years, pro forma results of operations for the nine months ended May 31, 1995 and 1996, would have been as reflected below (in thousands, except per share data):

                                                                    1995                 1996
                                                               --------------      --------------

         Total revenue                                         $    1,534,760      $    1,647,316
         Net income                                                    52,732              73,201
         Net income applicable to common shares                        51,242              72,869
         Net income per common share                                     1.14                1.29
         Net income per common share
              assuming full dilution                           $         1.14      $         1.28

NOTE 6 - SHAREHOLDERS' EQUITY

       On November 6, 1995, the Company completed the sale of 10,000,000 shares of its Common Stock at a $17.625 per share public offering price. On November 9, 1995, the underwriters exercised an option to purchase an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $192.3 million, after deducting offering expenses and underwriting discounts, were used to reduce all of the indebtedness under the revolving portion of the Restated Credit Facility in the amount of $27.2 million. The remaining proceeds were used for general corporate purposes. Assuming the HNW acquisition and the offering were completed on September 1, 1995, and the net proceeds were used to reduce indebtedness under the Restated Credit Facility, the Company's earnings per common and common equivalent share would have been $1.23 and earnings per share assuming full dilution would have been $1.22 for the nine months ended May 31, 1996.

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

       On November 29, 1995, nonqualified options to purchase 790,500 shares of Common Stock at an exercise price of $18.75 per share were granted to officers and key employees of the Company under the 1994 Management Equity Plan. On April 25, 1996, nonqualified options to purchase 729,000 shares of Common Stock at an exercise price of $27.125 per share were granted to officers and key employees of the Company under the 1994 Management Equity Plan.

NOTE 7 - CONTINGENCIES

       The Company continually evaluates contingencies based upon the best available information. Final determination of amounts earned from certain third-party payors is subject to review by appropriate governmental authorities or their agents. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews.

       Broad provisions in the Medicare and Medicaid laws deal with fraud and abuse, false claims and physician self-referrals as well as similar provisions in many state laws. In recent years, government investigations of alleged violations of these laws have become common place in the health care industry. As with all health care providers participating to any significant extent in the Medicare and Medicaid programs, the Company could be materially adversely affected if it were to be found in violation of the fraud and abuse, false claims or physician self-referral laws as a result of its current or past business operations.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

       The Company's operating results for the three and nine months ended May 31, 1996, as compared to the same periods of the prior year, were impacted by the January 1996 acquisition of Houston Northwest Medical Center ("HNW"). The Company's operating results for the nine months ended May 31, 1996, as compared to the same period in the prior year, were also impacted by the February 1995 acquisition of three hospitals and related businesses that comprise the St. Luke's Health System ("St. Luke's") in Arizona.

       Geographic Market Concentration. The Company's hospitals in greater Los Angeles, South Florida and Arizona generated the following percentages of the Company's total revenue for the nine months ended May 31, 1995 and 1996, respectively;

                                 Number           Percentage of            Number            Percentage of
                                   of                5/31/95                 of                 5/31/96
                                Hospitals         Total Revenue           Hospitals          Total Revenue

  Greater Los Angeles              15                  35.1%                 15                   32.1%
  South Florida                     4                  18.0%                  5                   17.0%
  Arizona                           6                   8.9%                  6                   10.2%

       To the extent favorable or unfavorable changes in regulations or market conditions occur in these markets, such changes would likely have a corresponding impact on the Company's results of operations.

RESULTS OF OPERATIONS

       General Trends. During the periods discussed below, the Company's results of operations were affected by certain industry trends, changing components of total revenue, and changes in the Company's debt and equity structure. The Company's results of operations have also been impacted by the acquisitions of St. Luke's and HNW discussed above.

       Industry Trends. Outpatient services accounted for 31.7% and 30.6% of actual gross patient revenue for the three and nine months ended May 31, 1996, respectively, compared to 28.8% and 28.0% in the same periods in the prior year reflecting the industry trend towards greater use of outpatient services and the expansion of the Company's outpatient services primarily achieved through activities including surgery, diagnostics, physician clinics and home health. The Company expects the industry trend towards outpatient services to continue as procedures currently being performed on an inpatient basis become available on an outpatient basis through technological and pharmaceutical advances. The Company plans to provide quality health care services as an extension of its hospitals through a variety of outpatient activities including surgery, diagnostics, physician clinics and home health.

       As discussed below, excluding the effect of the St. Luke's and HNW acquisitions noted above ("same hospitals basis"), total revenues have increased, reflecting higher utilization of outpatient and ancillary services and increased acuity of patients admitted in the quarter and year to date periods and an increase in admissions for inpatient procedures in the nine months ended May 31, 1996. The impact on revenue of increased patient acuity and general price increases has been partially offset by the increasing proportion of revenues derived from Medicare, Medicaid and managed care providers. The Company's gross revenue from fixed reimbursement third party payors represented approximately 88.4% of the Company's total gross revenue for the first nine months of fiscal 1996. These major payors substantially pay on a fixed payment rate on a per patient or a per diem basis instead of a cost or charge reimbursement methodology. Fixed payments limit the ability of the Company to increase revenues through price increases. While these fixed payment rates have increased annually, the increases have historically been at a rate less than the Company's increases in costs, and have been inadequate to reflect increases in costs associated with improved medical technologies. The Company has been able to mitigate such inflationary pressures through cost control programs, as well as utilization management programs which reduce the number of days that patients stay in the hospital and the amount of hospital services provided to the patient. The Company also has programs designed to improve the margins associated with the revenues derived from government payors and managed care providers as well as programs designed to enhance overall hospital margins. The Company's operations may also be enhanced through strategic acquisitions. The Company intends to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks.

                    Three Months Ended May 31, 1996 Compared
                    With The Three Months Ended May 31, 1995

       Total revenue for the quarter ended May 31, 1996, increased over the same period in the prior year by $60.0 million or 12.0% to $557.9 million. The 12.0% increase is primarily a result of the HNW acquisition discussed above as well as an increase in same hospitals revenue as discussed below. The increase in total revenue attributable to acquisitions, net of divestitures, was $50.3 million. Operating expenses in the quarter ended May 31, 1996, increased 9.1% ($38.7 million) compared to the same period in prior year primarily as a result of the HNW acquisition. Net income applicable to common shares for the quarter ended May 31, 1996, was $29.3 million, or $0.49 per share, compared to $21.6 million, or $ 0.47 per share, in the same period last year.

       On a same hospitals basis, total revenue increased 1.9%($9.7 million) primarily as a result of a 10.8% increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits increased as a percent of total revenue from 43.7% in the third quarter of fiscal 1995 to 44.4% in the third quarter of fiscal 1996 primarily due to one-time severance payments related to labor force reductions at several of the hospitals in the third quarter. As reflected in the year to date discussion, salaries and benefits as a percent of revenue have decreased for the nine month period. Supplies expense as a percentage of total revenue remained flat at 13.4% in the third quarter of fiscal 1995 and 1996 primarily as a result of savings from major supply contracts offset by the fiscal 1996 reclassification of the supply component of major contracts from purchased services to supplies expense. Purchased services decreased 17.0% ($8.8 million) and as a percentage of total revenue decreased from 10.4% in the third quarter of fiscal 1995 to 8.5% in the third quarter of fiscal 1996 primarily due to a reclassification in fiscal 1996 of the supply component of major contracts from purchased services to supplies expense. The provision for doubtful accounts increased 6.3% ($1.9 million) and increased from 6.0% of total revenue for the quarter ended May 31, 1995 to 6.3% for the quarter ended May 31, 1996 due to delays in payment from certain third party payors resulting in an increase in the allowance for doubtful accounts. Other operating expenses decreased 2.6% ($1.5 million) and as a percentage of total revenue decreased from 12.1% in fiscal 1995 to 11.6% in fiscal 1996.

       Depreciation and amortization for the quarter ended May 31, 1996, increased 19.3% ($4.2 million) over the prior year primarily as a result of the acquisition of HNW. The increase in depreciation and amortization attributable to acquisitions, net of divestitures, was $2.0 million. In addition, amortization on intangibles increased as a result of new business units.

       Interest expense for the third quarter of fiscal 1996 as compared to the same period last year decreased 2.0% ($0.5 million) primarily as a result of a decline in the average debt balance outstanding and improved pricing under the Restated Credit Facility in the first quarter of fiscal 1996. Such decrease was partially offset by a $2.2 million reduction in interest expense in the third quarter of fiscal 1995 related to the termination of an interest rate swap agreement. Of the Company's total indebtedness of $1.1 billion at May 31, 1996, approximately $477.5 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Increases in market interest rates will adversely affect the Company's net income.

       Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, increased $1.6 million in the third quarter of fiscal 1996 as compared to the same period in fiscal 1995, primarily as a result of a $9.4 million exchange of minority interest ownership in two hospitals for minority interest investment in two group physician practices in the first quarter of fiscal 1996 and the acquisition of HNW which had existing joint ventures.

       In the third quarter of fiscal 1995, the Company recorded income of $3.5 million related to its investments in HNW which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. Effective January 1, 1996, the Company acquired HNW from the hospital's Employee Stock Ownership Plan ("ESOP"). Following the transaction, HNW became a wholly owned subsidiary of the Company. See Note 5 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW as well as the acquisition of HNW.

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The majority of the Company's deferred tax assets related to approximately $174.4 million of tax loss and credit carryforwards at May 31, 1996, which the Company has available to offset future taxable income. The AHM Merger (see Note 1 to the consolidated financial statements) caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations (OrNda - $19.0 million; AHM - $16.0 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains", as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at May 31, 1996, net of the valuation allowance, will be realized through reversal of deferred tax liabilities.

       For the quarter ended May 31, 1996, the Company recorded income tax expense of $10.8 million on pre-tax income of $40.1 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

                     Nine Months Ended May 31, 1996 Compared
                     With The Nine Months Ended May 31, 1995

       Total revenue for the nine months ended May 31, 1996, increased over the same period in the prior year by $235.7 million or 17.3% to $1.6 billion. The 17.3% increase is primarily a result of the acquisitions of HNW and St Luke's as well as an increase in same hospitals revenue as discussed below. The increase in total revenue attributable to acquisitions, net of divestitures, was $145.7 million. Net income applicable to common shares for the nine months ended May 31, 1996 was $76.3 million, or $1.35 per share, compared to $53.9 million, or $1.20 per share, in the same period last year.

       Operating expenses in the nine months ended May 31, 1996, increased 15.4% ($178.7 million) compared to the same period in the prior year primarily as a result of acquisitions and the increase in same hospital revenues and volumes discussed below. Actual salaries and benefits as a percentage of total revenue decreased from 43.9% in the first nine months of fiscal 1995 to 43.1% in the first nine months of fiscal 1996 mainly as a result of labor efficiencies achieved at certain facilities.

       Actual other operating expenses increased 20.4% ($31.2 million). This category of expense increased at a rate greater than other categories due to acquisitions of physician practice groups which include the majority of the non-salary expenses in other operating expense. In addition, the St. Luke's acquisition in fiscal 1995 also included a Medicaid HMO. Operating expenses for the nine months ended May 31, 1996, increased approximately $12.4 million for claims payments made by the Medicaid HMO to third party providers. In addition, other operating expenses increased $3.1 million for rent expense related to acquisitions financed through leasing agreements with third parties.

       On a same hospitals basis, total revenue increased 7.2% ($90.0 million) primarily as a result of a 2.7% increase in admissions and a 15.5% increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits decreased as a percent of total revenue from 45.2% in the first nine months of fiscal 1995 to 44.9% in the same period of fiscal 1996 due to labor efficiencies achieved at certain hospitals partially offset by one-time severance payments related to labor reductions. Supplies expense increased 10.0% ($16.1 million) and as a percentage of total revenue increased from 12.9% in the first nine months of fiscal 1995 to 13.2% in the first nine months of fiscal 1996. Purchased services decreased 3.3% ($4.6 million) and as a percentage of total revenue decreased from 11.2% in the first nine months of fiscal 1995 to 10.1% in the same period of fiscal 1996 primarily due to a reclassification in fiscal 1996 of the supply component of major contracts from purchased services to supplies expense. The provision for doubtful accounts increased 3.0% ($2.6 million) but decreased from 6.9% of total revenue for the nine months ended May 31, 1995 to 6.6% for the nine months ended May 31, 1996. Other operating expenses increased 10.5% ($11.6 million) and as a percentage of total revenue increased from 8.9% in fiscal 1995 to 9.1% in fiscal 1996, primarily as a result of increases in marketing and rent expenses.

       Depreciation and amortization for the nine months ended May 31, 1996, increased 19.1% ($11.8 million) over the prior year primarily as a result of the acquisitions of St. Luke's and HNW. The increase in depreciation and amortization attributable to acquisitions, net of divestitures, was $6.7 million. In addition, amortization on intangibles increased as a result of new business units.

       Interest expense for the first nine months of fiscal 1996 as compared to the same period last year decreased 2.5% ($2.1 million) primarily as a result of a decline in the average debt balance outstanding and improved pricing under the Restated Credit Facility. Such decrease was partially offset by a $2.2 million reduction in interest expense in the third quarter of fiscal 1995 related to the termination of an interest rate swap agreement. Of the Company's total indebtedness of $1.1 billion at May 31, 1996, approximately $477.5 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Increases in market interest rates will adversely affect the Company's net income.

       Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, increased $4.5 million in the first nine months of fiscal 1996 as compared to fiscal 1995, primarily as a result of a $9.4 million exchange of minority interest ownership in two hospitals for minority interest investment in two group physician practices in the first quarter of fiscal 1996 and the acquisition of HNW which had existing joint ventures.

       In the first nine months of fiscal 1996, the Company recorded income of $5.1 million, compared to $10.5 million in fiscal 1995, related to its investments in HNW which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. Effective January 1, 1996, the Company acquired HNW from the hospital's ESOP. Following the transaction, HNW became a wholly owned subsidiary of the Company. See Note 5 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW as well as the acquisition of HNW.

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The majority of the Company's deferred tax assets related to approximately $174.4 million of tax loss and credit carryforwards at May 31,

1996, which the Company has available to offset future taxable income. The AHM Merger (see Note 1 to the consolidated financial statements) caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the merger are thereafter subject to annual limitations (OrNda
- - $19.0 million; AHM - $16.0 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains", as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at May 31, 1996, net of the valuation allowance, will be realized through reversal of deferred tax liabilities.

       For the nine months ended May 31, 1996, the Company recorded income tax expense of $27.1 million on pre-tax income of $103.8 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

       At May 31, 1996, the Company had working capital of $76.9 million, of which $13.8 million was cash, compared with $5.4 million at August 31, 1995. The Company's cash portion of working capital is primarily managed through a revolving credit arrangement, whereby excess cash generated through operations or otherwise is generally used to reduce the outstanding revolving credit facility. When cash requirements arise, the revolving credit facility is drawn upon as needed. The revolving credit facility matures on October 30, 2001 and is classified as long-term debt on the Company's balance sheet. At May 31, 1996, the Company had $372.6 million of borrowing capacity available for general corporate purposes and acquisitions under its Restated Credit Facility.

       In the nine months ended May 31, 1996, the Company's operating activities provided cash of $106.9 million. Cash from operations was used for the $26.1 million increase in patient accounts receivable, net of the provision for doubtful accounts. The increase in patient accounts receivable resulted primarily from delays in payment from certain state Medicaid/Medicare programs and due to the acquisition and start up of new business units during the first nine months of fiscal 1996. In addition, cash from operations was used for income tax payments of $28.6 million and interest payments of $88.6 million. Such uses were partially offset by $20.6 million of proceeds from sales of an investment security classified as trading.

       Net cash used in investing activities of $277.8 million during the nine months ended May 31, 1996, consisted primarily of capital expenditures of $64.4 million and $215.0 million for the acquisitions of hospitals and related assets, including $153.9 million for the acquisition of HNW. The Company's Restated Credit Facility has a covenant limiting the Company's annual capital expenditures to $100.0 million, plus carry-overs of certain unused amounts as specified in the Restated Credit Facility. The Company's management currently expects to incur approximately $100.0 million of capital expenditures in fiscal 1996. Net cash provided by financing activities for the nine months ended May 31, 1996 of $179.7 million resulted primarily from $197.8 million sale of common stock and exercise of stock options.

       On October 27, 1995, the Company executed the Restated Credit Facility to increase the borrowing capacity of the Company from $660.0 million to $900.0 million. Under the terms of the Restated Credit Facility, as of May 31, 1996, the Company had $372.6 million of borrowing capacity available for general corporate purposes and acquisitions. See Note 3 to the accompanying consolidated financial statements for further discussion of the Restated Credit Facility.

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

       The Company believes that its cash flows generated by operations together with availability of credit under the Restated Credit Facility will be sufficient to meet the Company's short and long-term cash needs. However, the Company's net debt-to-total-capitalization ratio at May 31, 1996 is 63.1%. Such leverage may limit the amount of additional indebtedness available to the Company for acquisitions requiring capital in excess of amounts currently available under the Restated Credit Facility. Alternative financing may be available under other arrangements, such as off-balance-sheet financing arrangements or additional equity offerings.

       Earnings before interest, taxes, depreciation, amortization and income from investments in Houston Northwest Medical Center ("Adjusted EBITDA") for the nine months ended May 31, 1996 increased 26.7% from the same period last year to $248.9 million. While Adjusted EBITDA should not be construed as a substitute for net income or a better indicator of liquidity than cash flow from operating, investing or financing activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. The calculations of Adjusted EBITDA are as follows:

                                                      Three Months Ended May 31    Nine Months Ended May 31
                                                      -------------------------    ------------------------
                                                         1995           1996          1995           1996
                                                      -----------   -----------    -----------   ----------
     Total Revenue                                    $   497,890   $   557,866    $ 1,358,636   $1,594,319
     Less: Salaries and benefits                          217,384       243,515        597,109      687,391
           Supplies                                        66,774        77,012        173,635      215,223
           Purchased services                              51,851        46,515        149,417      150,476
           Provision for doubtful accounts                 29,910        35,308         89,054      103,610
           Other operating expenses                        60,357        62,615        152,796      184,021
           Minority interest                                  161         1,778            260        4,724
                                                      -----------   -----------    -----------   ----------

           Adjusted EBITDA                            $    71,453   $    91,123    $   196,365    $ 248,874
                                                      ===========   ===========    ===========    =========

     The ratio of earnings to fixed charges and preferred stock dividends was
1.83 and 2.17 for the three months ended May 31, 1995 and 1996, respectively, and 1.63 and 1.99 for the nine months ended May 31, 1995 and 1996, respectively. The ratio of earnings to fixed charges and preferred stock dividends is calculated by dividing earnings before income taxes plus fixed charges by the sum of fixed charges which consists of interest expense, amortization of financing costs, preferred stock dividends, and the portion of rental expense which is deemed to be representative of the interest component. The ratio of earnings to fixed charges and preferred stock dividends is an indication of the Company's ability to pay interest expense and other fixed charges.

     As discussed in more detail in Note 4 to the accompanying consolidated financial statements, the IRS is currently engaged in an examination of the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit, which subsequent to the Company's acquisition thereof in April 1994 merged into the Company. Summit has received a revenue agent's report with proposed adjustments for the years 1984 through 1986 aggregating as of May 31, 1996 approximately $16.6 million of income tax, $64.2 million of interest on the tax, $43.9 million of penalties and $23.8 million of interest on the penalties. Summit has filed a protest opposing the proposed adjustments. The Company believes that Summit properly reported its income and paid its taxes in accordance with applicable laws and in accordance with previous agreements established with the IRS. The Company believes that the final outcome of the IRS's examinations of Summit's prior years' income taxes will not have a material adverse effect on the results of operations or financial position of the Company.

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

     As of May 31, 1996, the Company had approximately $477.5 million of debt outstanding under the Restated Credit Facility with an interest rate of LIBOR plus 1.50%. Interest rates in the future may be subject to upward and downward adjustments based on the Company's leverage ratio. To the extent that interest rates increase in the future, the Company may experience higher interest rates on such debt. A 1% increase in the prime rate or LIBOR would result in approximately a $4.8 million increase in annual interest expense based upon the Company's credit facility indebtedness outstanding at May 31, 1996.

OUTLOOK

     Revenue Trends. Future trends for revenue and profitability are difficult to predict; however, the Company believes there will be continuing pressure to reduce costs and develop integrated delivery systems with geographically concentrated service capabilities. Accomplishment of these objectives can be achieved through the continuation of strategic acquisitions and affiliations with other health care providers. Such acquisitions and affiliations enhance the Company's ability to 1) negotiate with managed care providers in each area of geographic concentration; 2) negotiate reduced costs with vendors; 3) acquire or create physician groups; and 4) reduce duplication of services in local communities. The Company believes acquisitions and affiliations are still highly probable as investor-owned hospitals represent less than 25.0% of the hospital industry as of May 31, 1996.

     Health Care Reform. The Company derives a substantial portion of its revenue from third party payors, including the Medicare and Medicaid programs. During the nine months ended May 31, 1995 and 1996, the Company derived an aggregate of 59.1% and 57.0%, respectively, of its gross revenue from the Medicare and Medicaid programs.

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

     Technological Changes. The rapid technological changes in health care services will continue to require significant expenditures for new equipment and updating of physical facilities. The Company believes that the cash flows generated by its operations together with availability of credit under the Restated Credit Facility will be sufficient to meet the Company's short and long-term cash needs for capital expenditures and operations.

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

     Tax Rate. The Company expects its effective tax rate to increase to approximately 27% for fiscal 1996 due to the January 1996 acquisition of HNW. This estimated rate does not reflect the effect of any pending acquisitions which may cause the rate to increase. Additionally, the Company expects its effective tax rate to approximate the statutory tax rate by fiscal 1998.

     Stock. The Company's stock price is subject to significant volatility. If revenues or earnings fail to meet expectations of the investment community or if the regulators allege that the Company is materially in violation of the fraud and abuse, false claims or physician self-referral laws, there could be an immediate and significant impact on the trading price for the Company's stock. Because of stock market forces beyond the Company's control and the nature of its business, such shortfalls can be sudden.

     The Company believes it has the asset portfolio, financial resources and compliance procedures necessary for continued success, but revenue and profitability trends cannot be precisely determined at this time.

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

                                  EXHIBIT INDEX


NO.                 SUBJECT MATTER

10(a).............  Form of Stock Option Agreement between the Company and its executive officer stock option grantees for its April 1996 stock option grants

10(b).............  Employment Agreement dated as of May 1, 1996 between the
                    Company and William L. Hough

11................  Computation of per share earnings

27................  Financial Data Schedule (included only in filings under the
                    Electronic Data Gathering Analysis and Retrieval System)

(b) Reports on Form 8-K. One report on Form 8-K was filed by the Company during the fiscal quarter ended May 31, 1996, as follows:


Date of  Current Report     Item(s) Reported     Any Financial Statements Filed

March 26, 1996              Item 5-Other Events               No
                            Item 7(c)-Exhibits

ORNDA HEALTHCORP AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OrNda HealthCorp
                                       (Registrant)


July 12, 1996                          BY:  /S/ PHILLIP W. ROE
                                            PHILLIP W. ROE
                                            Vice President and Controller
                                            (Principal accounting officer
                                            and authorized signatory)