Form 10-K
period 1996-08-31
ORNDA HEALTHCORP
filed 1996-11-14
CIK 719242

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]     SECURITIES EXCHANGE
           ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended August 31, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the Transition period from __________ to __________

                         Commission file number: 1-11591

-------------------------------------------------------------------------------


                                ORNDA HEALTHCORP
             (Exact name of Registrant as specified in its charter)

-------------------------------------------------------------------------------



                   DELAWARE                               75-1776092
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

   3401 West End Avenue, Nashville, Tennessee                37203
    (Address of principal executive offices)               (Zip Code)

                                 (615) 383-8599
              (Registrant's telephone number, including area code)
                              --------------------

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1996, there were 58,362,456 shares of the Registrant's common stock, $.01 par value, outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the $27.25 closing price of these shares on the New York Stock Exchange on October 31, 1996, was approximately $1.351 billion.



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None



-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business........................................................... 1

Item 2.   Properties.........................................................31

Item 3.   Legal Proceedings..................................................33

Item 4.   Submission of Matters to a Vote of Security-Holders................33

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ...................................................................34

Item 6.   Selected Financial Data............................................35

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................36

Item 8.   Financial Statements and Supplementary Data........................45

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................45

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................46

Item 11.  Executive Compensation.............................................50

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....57

Item 13.  Certain Relationships and Related Transactions.....................58

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...60

                                     PART I

Item 1.   Business.

The Company(1)

     The Company is a provider of health care services in the United States, delivering a broad range of inpatient and outpatient health care services in 15 states, primarily in urban and suburban communities in the southern and western United States. At August 31, 1996, the Company operated 49 general acute care hospitals, six surgery centers, numerous outpatient and specialty clinics, one psychiatric hospital and a managed health care Medicaid plan (the "Medicaid HMO") with approximately 34,000 participants.

     Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic services, coronary care, pediatric services and psychiatric services. On an outpatient basis, the Company's services include, among others, same-day surgery, diagnostic radiology (e.g., magnetic resonance imaging, CT scanning, X-ray), rehabilitative therapy, clinical laboratory services, pharmaceutical services and psychiatric services. The Company's surgery centers provide a cost-effective alternative to inpatient care for the performance of minor surgeries. Certain of the Company's hospitals offer other specialized and community-based services, including cardiac surgery, home health services, pediatric care, rehabilitation, AIDS treatment and clinics specializing in the treatment of industrial accidents and women's health. The Company also operates the Medicaid HMO pursuant to which the Company currently provides health care services, under fixed price contracts, to approximately 34,000 principally indigent members of the Arizona Health Care Cost Containment System.

     The Company has expanded its service capabilities and broadened its geographic presence in key geographic areas through a series of strategic acquisitions of hospital management companies and individual facilities and medical centers over the last three years. These acquisitions have provided the basis for the Company's strategy of developing integrated health care delivery networks to provide cost-effective, quality health care services.

     The Company was incorporated under the laws of the State of Delaware in 1981. The Company's principal executive offices are located at 3401 West End Avenue, Nashville, Tennessee 37203 and its telephone number is (615) 383-8599.

Recent Developments-Proposed Merger

     On October 16, 1996, the Company entered into a definitive Agreement and Plan of Merger with Tenet Healthcare Corporation ("Tenet") and OHC Acquisition Co., a wholly-owned subsidiary of Tenet ("Merger Sub"), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the "Merger"). It is expected that the transaction will be tax-free and accounted for as a pooling-of-interests. Under the terms of the Agreement, which was approved by the Boards of Directors of the Company and Tenet, the Company's stockholders will receive in the Merger 1.35 shares of common stock of Tenet and the associated preferred stock purchase rights in exchange for each
------------------
         (1)The term "the Company" as used herein refers to OrNda HealthCorp and its direct and indirect subsidiaries, affiliated partnerships and affiliated limited liability companies, unless otherwise stated or indicated by context. The term "subsidiaries" as used herein shall also mean affiliated partnerships and affiliated limited liability companies.

share of common stock of the Company. The shares of Tenet common stock to be issued in the Merger will be registered under the Securities Act of 1933, as amended. Consummation of the Merger is subject to a number of conditions, including approval of the Company's and Tenet's stockholders and regulatory approvals. See Note 10 to the Company's consolidated financial statements for more information about the Merger.

     Tenet is headquartered in Santa Barbara , California, and at October
31, 1996 owned or leased and operated, through its subsidiaries, 76 acute care hospitals and related businesses in 13 states.

     On October 17, 1996, the Company entered into a Stock Option Agreement with Tenet whereby the Company has granted to Tenet an option to purchase up to 11,608,358 shares of the Company's common stock at a price of $29.869 per share, exercisable only upon the occurrence of certain events. Also, on October 17, 1996 Tenet entered into a Stock Option Agreement with the Company whereby Tenet has granted to the Company an option to purchase up to 28,388,098 shares of Tenet's common stock at a price of $22.125 per share, exercisable only upon the occurrence of certain events.

     In addition, on October 17, 1996, Tenet and certain stockholders of the Company representing approximately 14% of the Company's outstanding shares entered into certain Stockholder Voting Agreements providing, subject to the terms and conditions set forth therein, that such stockholders will vote the shares of common stock of the Company held by them in favor of the Merger.

Business Strategy

     In fiscal 1996 the Company operated with the following business strategies:

     Development of Integrated Health Care Delivery Networks. The health care industry has become increasingly dominated by governmental fixed reimbursement programs and managed health care plans, causing cost containment pressure to rise. In order to succeed in this environment, the Company has selectively acquired health care providers with complementary geographic locations and service capabilities, while continuing to develop relationships with managed care organizations, other health care providers and physicians with the goal of establishing integrated health care delivery networks. The Company believes that the establishment of integrated networks will allow it to (i) improve the quality of care provided by sharing expertise in the provision of specialized services within each geographic area; (ii) extend the Company's services into new geographic areas and provide the Company with access to a broader base of patients; (iii) rationalize the use of expensive equipment by sharing such equipment among nearby facilities and further reduce costs through increased purchasing power and other economies of scale; and (iv) manage entire episodes of illness on a coordinated, cost-effective basis, rather than through the provision of costly, isolated treatments. The Company has utilized the following approaches in connection with its development of integrated health care delivery networks:

         o Hospitals as "Hubs" for Delivery Systems. The Company has established relationships with other health care providers in certain areas which it serves by building upon the primary and tertiary care provided by the Company's hospitals in such areas, and integrating these services with the outpatient and specialty services of other providers. The Company believes that hospitals are the logical hubs for the development of integrated health care delivery systems due to their highly developed infrastructure, extensive base of services, sophisticated equipment and skilled personnel.

         o Flexibility to Participate in Varying Capacities in Different Networks. The Company's broad range of delivery capabilities provides it with the flexibility to participate in different capacities in the networks. For example, in areas in which the Company operates a large number of hospitals, it generally takes a leadership role in establishing relationships with other providers to develop integrated networks. In areas in which the Company is not one of the key providers of acute care services, the Company generally participates in networks by integrating its service capabilities with the local providers of complementary health care services. In addition, through its Medicaid HMO in Phoenix, Arizona and its national and regional managed care contracts, the Company has demonstrated its ability to provide health care services on a fixed rate contract basis in conjunction with both governmental and private payors. The Company intends to pursue opportunities for similar arrangements in connection with the development of networks in its other areas. In addition, the Company continually analyzes whether each of its hospitals fits within its strategic plans and may divest itself of hospitals that do not so fit.

         o Physician Alliances. The Company generally furthers its development of integrated networks by expanding its alliances with physicians to create long-term hospital/physician linkages. These arrangements allow physicians to participate in the delivery of health care at the network level. The alliances include: (i) encouraging physicians practicing at its hospitals to form independent physician associations ("IPAs"), (ii) having the Company join with those IPAs, physicians and physician group practices to form physician hospital organizations ("PHOs") to contract with managed care and other payors and (iii) forming management services organizations ("MSOs") to (A) purchase physician practices or their assets, as appropriate, (B) provide management and administrative services to physicians, physician group practices and IPAs and (C) enter into managed care contracts both on behalf of those groups and, in certain circumstances, on behalf of PHOs. For example, in southern California and south Florida, the Company has formed relationships with physician groups to participate in capitated health care contracts. The Company is pursuing similar arrangements with other physician groups and in other areas.

         o Operations in Key Geographic Areas. The Company has developed its operations in several key geographic areas that the Company recognizes as presenting growth opportunities. For example, the Company has developed and expects to continue to develop an integrated health care delivery network in California, which possesses a high concentration of managed care payors. Similarly, the Company is building health care delivery networks in Florida and Arizona, areas with dense populations and a significant managed care presence.

         o Managed Care Contracts. As cost containment pressures in the health care industry have increased and managed care arrangements have proliferated, the Company has attracted new contracts with managed care organizations including HMOs. The Company's geographic diversity, ability to provide a full range of medical services and cost-effective operations have led to its execution of a number of one important type of managed care contracts, risk sharing contracts that cover capitated lives. In its fiscal year ended August 31, 1996, the Company signed additional regional and national contracts with managed care organizations, including both risk sharing and non-risk sharing contracts. The Company believes its strategy of developing integrated health care delivery networks while reducing costs and increasing operating efficiencies positions it to attract additional managed care contracts in the future.

     Strategic Acquisitions. The Company has pursued strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks. For example, in August 1996 the Company acquired Centinela Hospital Medical Center ("Centinela"), a provider of tertiary care services in a 400-bed acute care facility located in Inglewood, California. The Company had a primary care presence in this area prior to such acquisition and is in the process of integrating the tertiary care services provided by Centinela with those provided by its primary care hospitals in nearby communities, thereby furthering the development of an integrated network of providers in these areas. Similarly, the Company believes that its January 1996 acquisition of Houston Northwest Medical Center, a provider of tertiary care services in the Houston area, provided the Company with an opportunity to develop an integrated health care delivery network by establishing relationships with other health care providers in the area. In furtherance of this strategy in the northwest Houston area, the Company also acquired Cypress Fairbanks Medical Center in July 1996. Also, the November 1995 acquisition by the Company of Universal Medical Center (now, Florida Medical Center, South) in Plantation, Florida will, in the Company's view, enhance the Company's integrated network in the south Florida area and permit the Company to provide cost effective obstetric and pediatric specialty services in the area. See "Recent Acquisitions" and "Pending Acquisitions."

     Outpatient Services. Pressures to contain health care costs and technological developments allowing more procedures to be performed on an outpatient basis have led payors to demand a shift to ambulatory or outpatient care wherever possible. The Company has responded to this trend by enhancing its hospitals' outpatient capabilities through (i) selective conversion of excess acute care bed capacity for use in outpatient treatment; (ii) improvement of outpatient diagnostic services; (iii) a more efficient outpatient admissions process; and (iv) a restructuring of existing surgical capacity to allow greater concentration in the outpatient area. The Company's facilities will emphasize those outpatient services that the Company believes will grow in demand and that can be provided on a cost-effective, high-revenue- growth basis. The Company believes that it is well positioned to compete effectively with alternate site providers of outpatient services because its general acute care hospitals are able to offer a broader range of services at competitive prices. The Company intends to continue to make capital expenditures to expand and upgrade its outpatient facilities.

     Cost Reduction Programs. An important component of the Company's strategy is to position itself as a cost-effective provider of health care services in each of its markets. As cost containment pressures have increased, the Company has continued to focus on improving operating performance and efficiency through the following key operating initiatives: (i) rationalization of services and technologies in all facilities; (ii) standardization of medical supply purchasing practices and usage; (iii) improvement of patient management, resource consumption and reporting procedures; (iv) improvement in salary and wage expenses by monitoring staff levels and developing productivity standards; and (v) reduction in purchased services expense through more effective use of outsourcing arrangements. The Company intends to continue to apply these operating initiatives throughout its existing networks and facilities and in connection with any future acquisitions.

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

Recent Acquisitions

     The Company has expanded its service capabilities and broadened its geographic presence in core markets through a series of strategic acquisitions of health care providers over the last three years.

Fiscal 1994

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

     Summit Health Merger. Concurrently with the AHM Merger, the Company acquired Summit Health Ltd. ("Summit Health") in a merger transaction accounted for as a purchase (the "Summit Merger" and, together with the AHM Merger, the "1994 Mergers"). Stockholders of Summit Health received an aggregate of $192.1 million in cash and 7.5 million newly-issued shares of the Company's common stock for their outstanding shares of Summit Health common stock. Prior to the Summit Merger, Summit Health was a publicly-held hospital management company which operated 12 general acute care hospitals and a variety of outpatient specialty health care clinics and programs.

     Fountain Valley. On August 9, 1994, the Company purchased Fountain
Valley Regional Hospital and Medical Center ("Fountain Valley"), a provider of tertiary care services in Orange County, California. The total purchase price of approximately $105.2 million was paid in cash. The transaction also included approximately $41.0 million paid by an unrelated real estate investment trust which, at the Company's direction, purchased and is leasing to the Company certain of Fountain Valley's real estate. Fountain Valley, located in Fountain Valley, California, comprises a 413-bed tertiary care hospital, a surgery center, an imaging center and four medical office buildings.

Fiscal 1995

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

Fiscal 1996

     Houston Northwest. Effective January 1, 1996, the Company acquired from the HNW Employee Stock Ownership Plan (the "ESOP") all of its controlling capital stock ownership interest (the "ESOP Shares") in Houston Northwest Medical Center, Inc. ("HNW"), whose principal asset is a 498-bed tertiary care hospital in Houston, Texas, known as Houston Northwest Medical Center, for a purchase price of approximately $125 million in cash and the assumption or repayment of approximately $29 million of HNW third party, long-term indebtedness. At the time of the acquisition, the Company already owned mortgage debt of, and preferred stock in, HNW which was included on the Company's balance sheet as of August 31, 1995, as a $73.8 million investment. As a result of the acquisition of the ESOP Shares, the Company obtained ownership of 100% of the capital stock of HNW.

     To obtain financing for the acquisition of HNW as well as other strategic acquisitions, in October 1995 the Company executed a $900 million Amended and Restated Credit, Security, Guaranty and Pledge Agreement (the "Restated Credit Facility") among the Company and two subsidiaries of the Company (OrNda Hospital Corporation and AHM Acquisition Co., Inc.) as Borrowers, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia ("Scotiabank") as Administrative Agent for the Lenders, Scotiabank and Citicorp USA Inc. ("Citicorp") as Co-Syndication Agents for the Lenders, Citicorp as Documentation Agent for the Lenders, General Electric Capital Corporation, The Industrial Bank of Japan, Limited, New York Branch, The Long-Term Credit Bank of Japan, Limited, New York Branch, NationsBank N.A., The Toronto-Dominion Bank and Wells Fargo Bank, as Co-Agents for the Lenders, and AmSouth Bank of Alabama, Bank of America NT & SA, CoreStates Bank, N.A., Credit Lyonnais Cayman Island Branch, Creditanstalt-Bankverein and Deutsche Bank AG, New York and/or Cayman Islands Branch, as Lead Managers for the Lenders. The Restated Credit Facility amended the Company's previous Credit, Security, Guaranty and Pledge Agreement, dated April 19, 1994 (the "Previous Credit Facility"), and increased the facility from $660 million to $900 million. The Restated Credit Facility became effective on October 30, 1995.

     The Restated Credit Facility, which matures October 30, 2001, consists of (i) a revolving commitment of $440 million to refinance a portion of the debt outstanding under the Previous Credit Facility, for general corporate purposes (including, without limitation, acquisitions) and to issue up to $50 million of letters of credit and (ii) a $460 million term loan to refinance a portion of the debt outstanding under the Previous Credit Facility, payable in quarterly installments, which commenced February 29, 1996. At October 31, 1996, the Company had approximately $742.6 million of borrowings and letters of credit outstanding under the Restated Credit Facility.

     Centinela. Effective August 1, 1996, the Company acquired Centinela Hospital Medical Center ("Centinela"), a 400-bed acute care hospital located in Inglewood, California. Also, acquired in this acquisition were eight primary care clinics owned and operated by Centinela in the vicinity of the hospital. This acquisition added another tertiary care hospital and some primary care clinics to the Company's sixteen other hospitals in southern California.

     Saint Vincent/Fallon Healthcare System. Effective September 1, 1996, the Company acquired Saint Vincent Healthcare System, an integrated health care delivery system, consisting of a 432-bed acute care teaching hospital in Worcester, Massachusetts, three skilled nursing facilities and other health related companies, and a minority interest in a 280-member multi-specialty group physician practice, the Fallon Clinic.

     Also, in connection with this acquisition, the Company has agreed to fund the construction of a new replacement hospital known as Medical City, which will be located in downtown Worcester, Massachusetts. Once the facility is operational, a majority of services currently provided at Saint Vincent Hospital will be transferred to the new medical center, which will include 299 acute care inpatient beds, a Level II trauma center, physician offices and diagnostic and other ancillary services.

     This integrated health care delivery system consists of Saint Vincent Healthcare System, the Fallon Clinic and the Fallon Community Health Plan. It is a physician-directed model that allows physicians to coordinate care for their patients within a seamless delivery system. Although the Health Plan was not acquired by the Company, there are long-term contracts among the Health Plan and Saint Vincent Hospital and the Fallon Clinic.

     Other Fiscal  Year 1996 Acquisitions.

     Also, the Company acquired the following additional hospitals in its fiscal year ended August 31, 1996, each of which hospitals complements existing operations of the Company's other hospitals:

State                 Name                                         Location              Effective        Licensed
                                                                                           Date           Beds
Florida               Universal Medical Center                     Plantation, FL        11/1/95          202
                      (now, Florida Medical Center, South)

California            Westside Hospital                            Los Angeles, CA       7/1/96           68

Texas                 Cypress Fairbanks Medical Center             Houston, TX           7/1/96           149

     Through these acquisitions in the last three years the Company has expanded its service capabilities and broadened its geographic presence in certain strategic areas in order to position the Company as a provider of cost-effective quality health care services.

Pending Acquisitions

     At November 12, 1996, the Company has pending two strategic acquisitions which are described below.

     In October 1996 the Company and United Western Medical Centers
("United"), a not-for-profit corporation headquartered in Santa Ana, California, executed definitive agreements for the Company to acquire substantially all of United's assets which consist primarily of Western Medical Center, a 288-bed acute care hospital in Santa Ana, California; Western Medical Center-Anaheim, a 193-bed acute care hospital in Anaheim, California; and Western Medical Center-Bartlett, a 202-bed skilled nursing facility in Santa Ana, California. These facilities will further enhance the Company's integrated delivery network in southern California by becoming the Company's 18th and 19th hospitals in the area. The closing of this transaction is subject to customary closing conditions, Board of Directors' approvals, review by the California Attorney General and review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     Additionally, on October 25, 1996, the George Washington University and the Company executed a letter of intent to form a partnership to operate the University's 170-year old academic medical hospital in Washington, D.C. in which the Company would have a 80% partnership interest and the George Washington University would have a 20% partnership interest. Under the proposed agreement, which is subject to board and regulatory approvals, the hospital will continue its educational mission and charity care, as well as improve its facilities and create an integrated health care delivery network. The George Washington University Medical Center is an acute care teaching facility located in the Foggy Bottom area of Washington, D.C.

Risks Associated with Acquisition Strategy

     The Company has recently completed several acquisitions of health care providers and intends to pursue additional acquisitions. See "Recent Acquisitions" and "Pending Acquisitions." There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its recent acquisitions or from any future acquisitions. In addition, there can be no assurance that the Company will be able to locate suitable acquisition candidates in the future, consummate acquisitions on favorable terms or successfully integrate newly acquired businesses and facilities with the Company's operations. The consummation of acquisitions could result in the incurrence or assumption by the Company of additional indebtedness, subject to debt incurrence restrictions set forth in the Restated Credit Facility.

Health Care Facilities

     At August 31, 1996, the Company operated 49 general acute care
("general" or "acute care") hospitals, one psychiatric hospital, numerous outpatient and specialty clinics and six surgery centers in 15 states, primarily in the southern and western United States. The hospitals are owned or leased by subsidiaries of the Company or through joint venture arrangements with subsidiaries of the Company. At August 31, 1996, the Company operated 17 hospitals in southern California, and believes that it is able to offer quality, cost-effective health care services by integrating its primary and tertiary care facilities in the area. In the greater Phoenix, Arizona area, the Company operated at August 31, 1996, five hospitals, two surgery centers and a Medicaid HMO (Health Choice Arizona) which provides services principally to indigents in the State of Arizona under fixed price contracts. At August 31, 1996, the Company operated five hospitals in Florida and eight hospitals in Texas. The Company also operated at August 31, 1996 hospitals in the following states:
Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, Oregon, Washington, West Virginia and Wyoming. Effective September 1, 1996, the Company began operating its first hospital in Massachusetts. In addition, at August 31, 1996, the Company owned or leased all or a substantial part of approximately 70 medical office buildings located in proximity to its hospitals. See Item 2-"Properties."

     Of the 50 hospitals operated by the Company at August 31, 1996, 17 hospitals are located in southern California and two hospitals are located elsewhere in California. The Company's 19 California acute care hospitals generated approximately 36.4% of its total revenue for the year ended August 31, 1996. In addition, five hospitals which generated approximately 16.5% of the Company's total revenue for the 1996 fiscal year are located in Florida, six hospitals which generated approximately 9.7% of the Company's total revenue for the 1996 fiscal year are located in Arizona and eight hospitals which generated approximately 16.0% of the Company's total revenue for the 1996 fiscal year are located in Texas. The concentration of hospitals in Arizona, California, Florida and Texas increases the risk that any adverse economic, regulatory or other developments that may occur in such areas may adversely affect the Company's operations or financial condition. In addition, the Company has experienced, and expects that it will continue to experience, delays in payment and in rate increases by Medi-Cal, the name of the state Medicaid program in California. Although these delays have not had a material adverse effect on the Company, there can be no assurance that future delays will not have such an effect.

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

     The Company also has established a quality assurance committee at each of its hospitals under the direction of a physician to review and to set standards for medical practices and nursing care and to assure compliance with regulatory standards. These committees develop quality assurance programs involving all departments, medical staffs, patients and services, and periodically monitor patient care, including admissions, discharges, length of stay and treatment. The Company also has established utilization review committees that monitor patient care. Additionally, the Company requires that each of its hospitals has a plan for continuous quality improvement in its delivery of health care services.

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

     The following table sets forth certain combined historical operating statistics for the hospitals operated by the Company, including AHM, for each of the periods indicated:

                                                                           Years Ended August 31,
                                                             1992          1993         1994          1995            1996
                                                             ----          ----         ----          ----            ----
Number of hospitals at period end.................             31            34           46            46              50
Licensed beds at period end.......................          5,210         6,114        8,025         8,069           9,685
Patient days......................................        727,226       711,621      871,938     1,076,782       1,187,421
Adjusted patient days(1)..........................      1,018,788       991,760     1,201,98     1,512,070       1,732,203
Average length of stay(days)......................            6.2           6.0          4.9           5.3             5.0
Admissions........................................        117,248       118,284      179,085       204,204         237,669
Adjusted admissions(2)............................        163,350       164,845      246,872       286,753         346,711
Occupancy rate(3).................................          38.2%         35.7%        35.2%         36.4%           38.1%

------------------

(1) Total patient days for the period multiplied by the ratio of total patient revenue divided by total inpatient revenue. (2) Total admissions for the period multiplied by the ratio of total patient revenue divided by total inpatient revenue.
(3) Average daily census for the period divided by licensed beds.

         Consistent with industry trends, the Company's hospitals have experienced a significant shift from inpatient to outpatient care as well as decreases in average lengths of inpatient stay primarily as a result of hospital payment changes by Medicare, insurance carriers and self-insured employers. These changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. As a result, outpatient utilization has increased over the past five years and represents approximately 31.3% of gross patient revenues for the year ended August 31, 1996 while average lengths of patient stay have decreased from 6.2 days for fiscal 1992 to 5.0 days for fiscal 1996. Another factor affecting hospital utilization levels is improved treatment protocols as a result of medical technology and pharmacological advances. The Company's growth in outpatient gross revenue and more intensive utilization of ancillary services, along with inpatient price increases, have resulted in net revenue growth despite decreases in inpatient volume and decreases in average length of inpatient stay. The Company is unable to predict whether such trends will continue.

     The Company's hospitals experience seasonal fluctuations in occupancy, with the highest number of admissions taking place in January through April, and the lowest in November and December. Seasonal fluctuations result from various factors, including seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures.

     Medicaid HMO. With its acquisitions of Summit Health and St. Luke's, the Company obtained ownership of two Medicaid HMO's which have been merged and are run under the name Health Choice Arizona ("HCA"). Since October 1990, HCA has had a contract with the State of Arizona to provide health care services to members of the Arizona Health Care Cost Containment System ("AHCCCS"). AHCCCS administers the Medicaid and other state health care assistance programs in Arizona and also contracts for health care services for certain other groups such as employers with less than 40 employees. HCA's current contract covers approximately 34,000 members in Maricopa County and Pima County, Arizona which contain the Phoenix and Tucson metropolitan areas. HCA's business represents a significant percent of the net revenues of the Company's six hospitals and two surgery centers in Arizona.

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

                                               1994          1995          1996
                                               ----          ----          ----
Medicare........................              45.4%         40.4%         37.7%
Medicaid/Medi-Cal...............              18.3%         18.3%         18.4%
Managed Care....................              23.3%         26.9%         31.4%
All Other Payors................              13.0%         14.4%         12.5%
                                              -----         -----         -----
   Total:.......................             100.0%        100.0%         100.0%
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

     The Medicare program is designed primarily to provide health care services to persons aged 65 and over and those who are chronically disabled or who have End Stage Renal Disease. The Medicaid program is designed to provide medical assistance to the medically indigent. Medicaid is a joint federal and state program in which states voluntarily participate. Payment rates under the Medicaid program are set by each participating state, and rates and covered services may vary from state to state, although such variations are subject to a framework of federal requirements. Over 50% of Medicaid funding comes from the federal government, with the balance shared by state and local governments. The Medicare program is administered by the federal government, primarily the Department of Health and Human Services ("HHS") and the Health Care Financing Administration ("HCFA"), while the Medicaid program is administered by individual state governments, subject to compliance with federally mandated requirements in order to obtain federal financial participation.

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

     Medicare. Beginning in 1983, reimbursement to hospitals under the Medicare program changed significantly and these changes have had, and are expected to continue to have, significant adverse effects on the Company's hospitals and the health care industry in general. Prior to 1983, Medicare reimbursed general hospitals on a cost-based system for inpatient services, capital costs and outpatient services. In 1983, in the most significant change, Medicare established a prospective payment system for inpatient services under which inpatient discharges from general hospitals are classified into categories of treatments, known as Diagnosis Related Groups ("DRGs"), which classify illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. Under this prospective payment system hospitals generally receive a fixed amount based upon a value assigned to the DRG, which amount is calculated on a per discharge basis for each Medicare patient (as adjusted for area wage differentials). The DRG payment is a set rate (the "DRG rate"), and is generally paid regardless of how long the patient actually stays in the hospital or what costs are actually incurred in providing care to a particular Medicare patient. If the actual cost of caring for a patient is less than the DRG payment, the hospital is allowed to keep the excess payment as profit; if the cost is more than the DRG payment, the hospital must generally absorb the loss. (For extremely unusual cases, known as "outliers," additional payments may be made to the hospital.) The purpose of the prospective payment system is to encourage hospitals to operate more efficiently and to avoid unnecessary utilization of health care services.

     Primarily as a result of federal budget deficit considerations, for several years the annual percentage increases to the DRG rates have been lower than both the inflationary percentage increases in the cost of goods and services purchased by all general hospitals and the inflationary increases in the Company's costs. The index used by HCFA to adjust the DRG rates gives consideration to the annual increases in the cost of goods and services purchased by hospitals (the "Market Basket"). The increase in the Market Basket for the fiscal years beginning October 1, 1995 and October 1, 1996 were established as 3.5% and 2.5%, respectively. However, in recent years federal legislation has reduced the increases in the DRG rates below the Market Basket amounts. Thus, pursuant to the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), the DRG rates for hospitals it classifies as "large urban" (the class hospital from which more than 90% of the

Company's revenue comes) were or will be adjusted by the annual Market Basket percentage change: (1) minus 2.0%, effective October 1, 1995, (2) minus 0.5%, effective October 1, 1996, and (3) without reduction, effective October 1, 1997 and each year thereafter, unless, in each case, altered by subsequent legislation (which the Company deems likely given the current emphasis on decreasing the federal budget deficit). Unless changed by subsequent legislation, the result will be an increase of 2.0% in the DRG rates for federal fiscal year ("FFY") 1997 over what such rates were for FFY 1996. At November 12, 1996, Congress is in the process of establishing the health care budget for future periods, including FFY 1997. The Company anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be. See "Governmental Regulation - Health Care Reform".

     The Company's one psychiatric hospital, as well as the psychiatric and rehabilitation units in some of its hospitals that are certified by the respective state licensure bureaus as distinct part units of such general hospitals, are currently exempt from the prospective payment system and are reimbursed on a cost-based system wherein target rates for each facility are used in applying various limitations and incentives. Such facilities received a Market Basket increase of 3.4% in target rates effective for cost reporting periods commencing in FFY 1996 and such increase is expected to be 2.5% in FFY 1997. Based on OBRA 1993, the target rates for such facilities exempt from the prospective payment system are scheduled to be adjusted in cost reporting years FFY 1996 and FFY 1997 by the applicable annual Market Basket percentage change minus 1%. Proposals have been made that would change the method of payment for services provided at these facilities to a prospective payment system. The Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") requires HHS to develop a proposal to modify the current target rate system or to replace it with a prospective payment system. It cannot be predicted by the Company if any such proposals will be implemented.

     Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to federal budget restraints, OBRA 1990 and OBRA 1993 reduced the cost component by 5.8% for FFY's 1991 through 1998 so that currently Medicare payments for the majority of outpatient services generally are the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs). Outpatient laboratory services are paid based on a fee schedule which is substantially lower than customary charges. Certain ambulatory surgery procedures are paid for at a rate based on a blend of hospital costs and the rate paid by Medicare for similar procedures performed in free-standing ambulatory surgery centers. Certain radiology and other diagnostic services are paid on a blend of actual cost and prevailing area charge.

     The provisions of OBRA 1990 required the Secretary of HHS to develop a proposal for a prospective payment system for all hospital-based outpatient services. The Secretary's report, which was due on September 1, 1991, was submitted to Congress on March 17, 1995. The Secretary's report recommends a phase-in of a prospective payment system for outpatient services with prospective payment rates, known as Ambulatory Payment Groups ("APGs"), being established initially for surgical and radiological services and other diagnostic procedures that account for almost half of hospital outpatient Medicare charges. Other groups of outpatient services would be brought under a prospective payment system as appropriate methodologies are developed. The report also addressed changes to beneficiary coinsurance and the computation of coinsurance under the current blended payment method. Implementation of the Secretary's proposals would require Congress to enact legislation. The effect on the Company of a change to a prospective payment system or other changes to the existing payment system for Medicare outpatients, if legislation were to be enacted, cannot be predicted by the Company at this time. Gross Medicare outpatient revenues were approximately 30.3% of the Company's total gross outpatient revenues, or approximately 9.5% of the Company's total gross operating revenues, for the year ended August 31, 1996.

     In addition to the operating payments described above, the Medicare program historically provided reimbursement to hospitals for certain costs of capital (such as depreciation, property taxes, rent and interest) on a reasonable cost basis. However, pursuant to final HHS regulations issued in August 1991, reimbursement for capital expenditures related to inpatient care was incorporated into a prospective payment system which will be phased in over a ten-year transition period beginning October 1, 1991 during which many hospitals actual capital costs will be given less consideration and the Federal Rate (as defined below) will be given more consideration each year. The regulations establish a standard federal rate per discharge for capital-related inpatient hospital costs (the "Federal Rate"). The Federal Rate is based on the estimated FFY 1992 national average Medicare inpatient capital-related cost per discharge under cost reimbursement. A hospital is paid under one of the following two different payment methodologies during this transition period: (i) hospitals with a hospital-specific rate (the rate established for a hospital based on the cost report ending on or before December 31, 1990) below the Federal Rate would be paid on a fully prospective payment methodology and (ii) hospitals with a hospital-specific rate above the Federal Rate would be paid based on a hold-harmless payment methodology or 100% of the Federal Rate whichever results in a higher payment, subject to a 90% cap through FFY 1995 enacted by OBRA 1990 which is described in the following sentence. As required by OBRA 1990, however, the Federal Rate was adjusted in FFY 1992 through FFY 1995 so that aggregate payments for capital did not exceed 90% of the amounts that would have been payable under a reasonable cost reimbursement basis. This adjustment mandated by OBRA 1990 expired on September 30, 1995. The expiration of this OBRA 1990 provision reset the total capital payments in FY 1996 to 100% of aggregate capital costs.

     To date the impact of prospective payment system capital reimbursement related to inpatient care has not been material to the Company's Medicare capital reimbursement. The established Federal Rate for FFY 1994 was reduced by 9.33% to $378 per patient discharge, and for FFY 1995 was reduced by 0.4% to $377 per patient discharge. The established Federal Rate for FFY 1996 increased 22.5% to $461.96 per patient discharge. This increase was primarily the result of the expiration of the "90% adjustment" provision of OBRA 1990 on September 30, 1995 that is mentioned above. (Legislation passed by Congress in 1995 and vetoed by the President would have resulted in a reduction of the capital payment rate for FFY 1996 rather than the increase caused by such OBRA 1990 provision expiring.) In FFY 1997 the Federal Rate will fall by 4.99% to $438.92 due to budget neutrality adjustments. Thus, based upon these changes and the Company's analysis of the manner in which these regulations have been applied by HHS, the Company does not believe that, in aggregate, its hospitals have been materially affected by these regulations in recent years. Payments for future years, however, including those related to new capital expenditures, will be affected by annual updates in the Federal Rate and the possibility of future legislation reducing capital reimbursement which the Company feels is likely. However, management cannot predict the effect of such changes on the Company's results of operations or financial condition.

The Medicare program also reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 15% (i.e., 85% of outpatient capital costs) during FFY 1990 and OBRA 1990 extended the 15% reduction through FFY 1991. OBRA 1990 further directed that outpatient capital reimbursement be reduced by only 10% beginning FFY 1992 through FFY 1995. OBRA 1993 extended the 10% reduction through FFY 1998.

     During the 1980's automatic spending cuts occurred in Medicare program payments under the "Gramm-Rudman-Hollings Amendment" enacted by Congress in December 1985. Pursuant to OBRA 1990, Congress revised the Gramm-Rudman budget and sequestration process and established a "pay-as-you-go" system for entitlement programs, including Medicare. Thus, legislation increasing entitlements and/or reducing revenues must be deficit-neutral (i.e., it must pay for itself by a reduction in entitlement spending elsewhere or additional revenues). Legislation violating the pay-as-you-go principle would trigger a sequestration of entitlement program funds in the same amount that such legislation added to the deficit. Up to a maximum of 4% of Medicare program funds would be included among those sequestered. Medicaid program funds, however, continue to be exempt from sequestration. In recent federal fiscal years payment reductions under the revised sequestration process have not been implemented. If implemented in future years, these reductions could have a material adverse effect on the Company's operating revenues. However, because the actual amount of the reduction for any fiscal year may vary according to the federal deficit, the financial impact of the revised process on the Company cannot be predicted.

     The Medicare program makes additional payments to those hospitals that serve a disproportionate share of low income patients. The Company has a significant number of hospitals that receive these disproportionate share payments. The qualification and funding for disproportionate share payments can vary by fiscal year. Disproportionate share payments to the Company for future years could be significantly lower than historical payments.

     Considerable uncertainty surrounds the future determination of payment levels for DRGs and for other services currently being reimbursed on a cost basis. OBRA 1993 provides for certain federal budget targets through FFY 1997 which, if not achieved, may result in further legislative reductions in Medicare payments. Further legislation in the prospective payment area which could arise could be additional reductions or eliminations of DRG rate increases or otherwise revising DRG rates downward to take into account evidence of historical reductions in hospital operating costs. In addition, in past years automatic spending cuts in Medicare program payments occurred under"Gramm-Rudman" and such spending cuts could occur in future years under the "pay-as-you-go" system created by OBRA 1990 or under similar new legislation. Also, substantial areas of the Medicare program are subject to legislative and regulatory changes, administrative rulings, interpretations, administrative discretion, governmental funding restrictions and requirements for utilization review (such as second opinions for surgery and pre-admission criteria). These matters, as well as more general governmental budgetary concerns, may significantly reduce payments made to the Company's hospitals under the Medicare program, and there can be no assurance that future Medicare payment rates will be sufficient to cover cost increases in providing services to Medicare patients. Moreover, reductions in the future could have a material adverse impact on the revenues of the Company's hospitals. However, because the actual amount of the reduction for any particular fiscal year may vary according to the federal deficit, the financial impact of future reductions on the Company's hospitals cannot be predicted. See "Governmental Regulation - Health Care Reform".

     Medicaid. State Medicaid payment methodology varies from state to state but very common are state Medicaid prospective payment systems or state programs that negotiate payment rates with individual hospitals. Generally, however, Medicaid payments are less than Medicare payments and are substantially less than a hospital's cost of services. In 1991 Congress passed legislation limiting the states' use of provider-specific taxes and donated funds to obtain federal Medicaid matching funds. As a result of the legislation, certain states in which the Company operates have adopted broad-based provider taxes to fund their Medicaid programs. Congress has also established a national limit on disproportionate share hospital adjustments (which are additional amounts of Medicaid funds required to be paid to hospitals which provide a disproportionate amount of Medicaid and low-income inpatient services). Disproportionate share payments for future years could be significantly less than the payments received by the Company's hospitals in prior years. This legislation and the resulting state broad-based provider taxes have adversely affected the Company's net Medicaid payments, but to date the net impact has not been materially adverse.

     The federal government and many states are currently considering additional ways to limit the increases in their levels of Medicaid funding, which also could adversely affect future levels of Medicaid payments received by the Company's hospitals. Because the Company cannot predict precisely what action the federal government or the states will take as a result of existing and future legislation, the Company is unable to assess the effect of such legislation on its business. Like Medicare funding, Medicaid funding may also be affected by health care reform legislation, and it is impossible to predict the effect such legislation might have on the Company. See "Governmental Regulation
- Health Care Reform".

     Effective January 1, 1995, the California Department of Health Services began changing the payment system for participants in the California Medicaid program ("Medi-Cal") in certain counties, including those in which the Company principally operates, from fee-for-service contractual arrangements to managed care plans. The Company is unable to predict the effect these changes will have on its operations. No assurance can be given that such Medi-Cal payment changes will not have a material adverse effect on the Company's financial position or results of operations.

     Annual Cost Reports. The Company's annual cost reports which are required under the Medicare and Medicaid programs are subject to audit, which may result in adjustments to the amounts ultimately determined to be due the Company under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and the Company is currently contesting certain issues raised in audits of prior years' reports. Management believes that adequate provision has been made in its financial statements for any material retroactive adjustments that might result from all of such audits and that final resolution of all of these issues will not have a material adverse effect upon the Company's results of operations or financial position. Due to the implementation of the Medicare prospective payment system in 1983, the amount of reimbursement to the Company's general acute care hospitals potentially affected by audit adjustments has substantially diminished in recent years.

     Managed Care. The Company has been and will be increasingly affected by the amount of health care provided through managed care organizations. Managed care arrangements typically reimburse providers based on a percent of charges or on a per diem basis. In certain markets, the Company's hospitals are now entering into risk sharing, or capitated, arrangements. These arrangements reimburse the hospital based on a fixed fee per participant in a managed care plan with the hospital assuming the cost of services provided, regardless of the level of utilization. If utilization is higher than anticipated and/or costs are not effectively controlled, such arrangements could produce low or negative operating margins. As of August 31, 1996 the portion of the Company's revenues derived from risk sharing contracts is not material.

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

Limits on Reimbursement

     As stated above, the Company derives a substantial portion of its revenue from the Medicare and Medicaid programs. During its fiscal years ended August 31, 1994, 1995 and 1996, the Company derived an aggregate of 63.7%, 58.7%, and 56.1%, respectively, of its gross revenue from the Medicare and Medicaid programs.

     Changes in existing governmental reimbursement programs in recent years have resulted in reduced levels of reimbursement for health care services, and additional changes are anticipated. See "Sources of Revenue-Medicare." Such changes are likely to result in further reductions in the rate of increase in reimbursement levels especially since both Congress and the current Administration have proposed health care budgets that reduce federal payments to hospitals and other providers. The Company anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be. See "Governmental Regulation - Health Care Reform."

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

     Significant limits on reimbursement rates could adversely affect the Company's result of operations. The Company is unable to predict the effect these changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company. See "Governmental Regulation - Health Care Reform."

Competition

     The health care industry is highly competitive and has been characterized in recent years by increased competition for patients and staff physicians, excess capacity at general hospitals, a shift from inpatient to outpatient settings and increased consolidation. The principal factors contributing to these trends are cost-containment efforts by managed care payors, employers and traditional health insurers, changes in regulations and reimbursement policies, increases in the number and type of competing health care providers, changes in physician practice patterns and advances in medical technology. The Company's future success will depend, in part, on the ability of the Company's hospitals to continue to attract staff physicians, to enter into managed care contracts, to organize and structure integrated health care delivery networks with other health care providers and physician practice groups and to acquire hospitals. There can be no assurance that the Company or the Company's hospitals will continue to be able, on terms favorable to the Company, to attract physicians to their staffs, to enter into managed care contracts, to organize and structure integrated health care delivery networks or to acquire hospitals, for which other health care companies with greater financial resources, with more facilities in a given geographic area or offering a wider range of services may be competing.

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

     In large part, hospital revenues depend on the physicians on staff who admit or refer patients to the hospital. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital to patients and their physicians, the hospital's location, the quality of the medical staff affiliated with the hospital and the quality of the hospital's facilities, equipment and employees. The Company attracts physicians to its hospitals by equipping its hospitals with sophisticated equipment, providing physicians with a large degree of independence in conducting their hospital practices and sponsoring training programs to educate physicians on advanced medical procedures and otherwise creating a health care environment within which physicians prefer to practice. While physicians may terminate their association with a hospital at any time, the Company believes that by striving to maintain and improve the level of care at its hospitals and by maintaining high ethical and professional standards, it will retain qualified physicians with a variety of specialties.

     The competitive position of a hospital is increasingly affected by its ability to negotiate managed care service contracts with purchasers of group health care services. Such purchasers include employers, PPOs and HMOs. PPOs and HMOs attempt to direct and control the use of hospital services through management of care and either receive discounts from a hospital's established charges or pay based on a fixed per diem or on a capitated basis where hospitals receive fixed periodic payments based on the number of members of the organization regardless of the actual services provided. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. A hospital's ability to compete for such contracts is affected by many factors, including the scope, breadth and quality of services a hospital offers in a given geographic area, its ability to form its own, or to join with other health care providers to form, integrated health care delivery systems and the scope, breadth and quality of services offered by competing hospitals and/or systems. The Company evaluates changing circumstances in each geographic area on an ongoing basis and positions itself to compete in the managed care market by forming its own or joining with others to form integrated health care delivery systems.

     The importance to a hospital of its ability to obtain contracts with PPOs and HMOs and other managed care organizations which purchase health care varies from market to market, depending on the degree of market penetration of such organizations, but such market penetration is increasing each year in almost every local market as these payors attempt to control rising health care costs. In geographic areas where such managed care penetration is strong, the failure of a hospital to obtain managed care contracts could negatively impact that hospital's volume of patients and revenues and therefore could have a material adverse impact on such hospital's results of operations and cash flow.

     State certificate of need ("CON") laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive in states with CON laws. Competition in the form of new services, facilities and capital spending is more prevalent in those states which have no CON laws (which at the current time include the states of Arizona, California and Texas) or which set relatively high levels of expenditures before they become reviewable by state authorities. At August 31, 1996, 11 of the 15 states in which the Company owned hospitals had CON requirements applicable to general hospitals. See "Governmental Regulation - Certificates of Need."

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

     The general hospital industry and the Company's general hospitals continue to have significant unused capacity, and, thus, there is substantial competition for patients. Inpatient utilization, average lengths of stay and average occupancy rates continue to be negatively affected by payor-required pre-admission authorization, utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payor pressures are expected to continue. There continue to be increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technology improvements and as cost controls by payors become greater. Allowances and discounts are expected to continue to rise, and to cause decreases in revenues, because of increasing cost controls by government and private group payors and because of the increasing percentage of business (and related discounts) from group purchasers of health care. To meet these challenges, the Company has expanded many of its general hospitals' facilities to include outpatient centers, offers discounts to private payor groups, enters into capitation contracts in some service areas, upgrades facilities and equipment and offers new programs and services.

     There has been significant consolidation in the hospital industry over the past decade due, in large part, to continuing pressures on payments from government and private payors and increasing shifts away from the provision of traditional in-patient services. Those economic trends have caused many hospitals to consolidate either through merger or affiliation. Some hospitals have even closed. It is expected that these cost-containment pressures will continue and will lead to further consolidation in the hospital industry. On October 16, 1996, the Company entered into a definitive Agreement and Plan of Merger with Tenet and Merger Sub. See "Recent Developments-Proposed Merger."

Medical Staffs and Employees

     As of August 31, 1996, approximately 15,000 licensed physicians were members of the medical staffs of the Company's hospitals. Medical staff members are generally independent contractors and not generally employees of the Company's hospitals. A small number of physicians, however, have been historically employed by, or have contracted with, the Company primarily to staff emergency rooms, to provide certain ancillary services and to serve in administrative capacities, such as directors of special services. Recently, the Company also has begun employing physicians, primarily primary care physicians, where permitted by law. Those physicians who serve in administrative capacities at the Company's hospitals are primarily part-time employees or independent contractors who usually have private practices in addition to their responsibilities to the Company. Members of the medical staffs of the Company's hospitals often also are members of the medical staffs of hospitals not owned by the Company and each may terminate his or her affiliation with a Company hospital at any time. Generally, a patient is admitted to a hospital only at the request of a member of the hospital's medical staff. Applications for staff privileges at each of the Company's hospitals are approved by the Board of Trustees at each hospital. Any licensed physician may apply to be admitted to the medical staff of any of the Company's hospitals. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees of the Company.

     At August 31, 1996, the Company and its subsidiaries had approximately 26,000 employees. The Company believes it has good labor relations with its employees. A small percentage of the Company's employees are represented by labor unions. While the Company's hospitals experience additional union organizational activity from time to time, the Company does not expect such efforts to materially affect its future operations. The Company's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. In recent years, the Company generally has not experienced material difficulty in recruiting and retaining employees, including nurses and professional staff members, primarily as a result of staff retention programs and general economic conditions. However, there can be no assurance as to future availability and cost of qualified medical personnel.

Governmental Regulation

     General. The health care industry is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services, as described below. Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital provider fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts (e.g., (i) making false claims to Medicare for services not rendered or misrepresenting actual services rendered in order to obtain higher reimbursement (see discussion below); (ii) paying remuneration for Medicare referrals (so called "fraud and abuse" which is prohibited by the "anti-kickback" provisions of the Social Security Act and which is discussed below); (iii) physicians making referrals to entities with which the physician has a financial relationship (actions prohibited by the so-called "anti-referral" laws discussed below) or (iv) denying treatment to any individual who comes to its emergency room who has an "emergency medical condition," whether or not any such individual is eligible for Medicare (so called "patient dumping", which is prohibited by the federal "COBRA" law which is discussed below).

     The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the financial results of the Company's operations.

     False Claims. The Social Security Act imposes criminal and civil penalties for making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. This statute is very broad. Careful and accurate coding of claims for reimbursement must be performed to avoid liability under the federal false claims statute.

     COBRA. In 1986 Congress passed Title IX of the Consolidated Omnibus
Budget Reconciliation Act of 1985 (commonly known as "COBRA", but also known as the Emergency Medical Treatment and Labor Act). COBRA prohibits generally the practice known as "patient dumping" --- hospitals denying treatment to emergency patients or women in labor, often by transferring them to another hospital in unstable medical condition. More specifically, COBRA prohibits (i) failing to stabilize all individuals who come to a hospital's emergency room who have an "emergency medical condition," whether or not any such individual is eligible for Medicare; (ii) transferring any stabilized patient to another health care facility before such other facility has agreed to the transfer of such patient, while such other facility does not have sufficient room and staff to treat the patient, without the patient's emergency department medical records, or without appropriate life support equipment; and (iii) transferring any unstabilized patient except those transferred at the patient's request or with physician certification that the medical risks from the transfer are less harmful than continued treatment at the transferring facility. Hospitals that violate COBRA may be terminated from the Medicare program and may be fined up to $50,000 for each violation.

     Federal and State Fraud and Abuse and Anti-Referral Legislation. The
Social Security Act contains prohibitions on offering, paying, soliciting or receiving remuneration intended to induce business reimbursed under the Medicare or Medicaid programs. Thus, financial arrangements between hospitals and persons, such as physicians, who are in a position to refer patients or induce the acquisition of any goods or services paid for by the Medicare or Medicaid programs, must comply with the "fraud and abuse" anti- kickback provisions of the Social Security Act (presently codified in Section 1128B(b) of the Social Security Act, hereinafter the "Antifraud Amendments"). In addition to felony criminal penalties (fines of up to $25,000 and imprisonment for up to five years per referral), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from Medicare and Medicaid participation.

     The Antifraud Amendments have been interpreted broadly by the federal regulators and the courts to prohibit the intentional payment of anything of value if one purpose is to influence the referral of Medicare or Medicaid business. Health care providers generally have been concerned in recent years that many of its customary, and even relatively innocuous, commercial arrangements with their physicians may technically violate this broad interpretation of the Antifraud Amendments.

     In 1976, Congress established the Office of Inspector General of the
United States Department of Health and Human Services ("OIG") to identify and eliminate fraud, abuse and waste in HHS programs and to promote efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. The OIG also operates a 24-hour 800 number "hotline" where persons with information on health care fraud are encouraged to report their information to the OIG and may even remain anonymous in the process.

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

     In addition, the OIG has issued regulations outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business under the Medicare or Medicaid programs, would not be subject to enforcement action under the Social Security Act. The practices covered by the regulations include certain physician joint venture transactions, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co- payments. Additional proposed safe harbors are published by the OIG from time to time. Certain of the Company's current arrangements with physicians, including joint ventures, do not qualify for the current safe harbor exemptions and, as a result, such arrangements risk scrutiny by the OIG and may be subject to enforcement action. The failure of these arrangements to satisfy all of the conditions of the applicable safe harbor criteria does not mean that the arrangements are illegal. Nevertheless, certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the safe harbor regulations, or the future adoption of other legislation or regulation in these areas.

     The Company has a Compliance Program to educate its employees on the contents and meaning of the OIG's Special Fraud Alerts and "safe harbors." See "Governmental Regulation - The Company's Compliance Program."

     The federal Medicaid regulations also prohibit fraudulent and abusive practices including kickbacks and authorize the exclusion from such program of providers in violation of such regulations.

     On August 21, 1996, President Clinton signed significant new federal health reform legislation known as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Most important for health care providers, the new law includes comprehensive and far-reaching amendments or supplements to the Antifraud Amendments. It also contains substantive provisions relating to portability of health insurance coverage and limitations on preexisting condition exclusions. Most of the provisions of HIPAA become effective January 1, 1997.

     As to the amendments or supplements to the Antifraud Amendments, HIPAA is intended to enhance federal health care law enforcement by creating and funding three new health care fraud and abuse enforcement programs: The Fraud and Abuse Control Program, The Medicare Integrity Program and the Beneficiary Incentive Program. The Fraud and Abuse Control Program calls for the coordination of federal, state and local authorities to control fraud and abuse with respect to not only Medicare and Medicaid but, for the first time, with respect to private health insurance plans as well. The Medicare Integrity Program directs HHS to enter into separate contracts with private entities to carry out certain fraud and abuse detection activities. Through the Beneficiary Incentive Program, HIPAA authorizes the Secretary of HHS to provide payments to individuals who (i) report information leading to the imposition of civil monetary penalties under the fraud and abuse laws or (ii) make suggestions that result in Medicare and Medicaid program savings. Under HIPAA, health care fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. HIPAA requires HHS to establish a significant new national health care fraud and abuse data collection program by January 1, 1997. This program will collect reports of final adverse actions (including civil, criminal, license and certification sanctions and any other publicly available negative findings) against health care providers, suppliers or licensed practitioners. Governmental agencies and private plans will both report and have access to the information collected by the program. Also, HIPAA requires the Secretary of HHS to issue advisory opinions with respect to whether particular transactions violate the Medicare and Medicaid anti-kickback laws. The Secretary is also required to request suggestions for the issuance of additional safe harbors under the Antifraud Amendments. One important new safe harbor already contained in HIPAA exempts certain risk-sharing arrangements from the Antifraud Amendments.

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

     Certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians, could be adversely affected by the failure of such arrangements to comply with the Antifraud Amendments, Section 1877, current state laws or other legislation or regulation in these areas adopted in the future. The Company is unable to predict the effect of such regulations or whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. The Company is continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. Under the Company's joint venture arrangements, physician investors are not and will not be under any obligation to refer or admit their patients, including Medicare or Medicaid beneficiaries, to receive services at the Company's facilities, nor are distributions to those physician investors contingent upon or calculated with reference to referrals by the investors. On this basis, the Company does not believe the ownership of interests in or receipt of distributions from the Company's joint ventures would be construed to be knowing and willful payments to the physician investors to induce them to refer patients in violation of the Antifraud Amendments. There can be no assurance, however, that (i) governmental officials charged with the responsibility for enforcing these laws will not assert that the Company is in violation thereof or (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

     The Company's Compliance Program. The Company maintains a multi-faceted Corporate Compliance and Ethics Program which it formally established in 1995. The Program is managed and implemented on a day-to-day basis by the Company's Vice President-Compliance & Ethics and his staff who work with experienced health care lawyers both in the Company's Legal Department and in outside law firms who act as special counsel to the Company. The Program runs under the oversight of a high-level management Compliance Committee made up of the Company's Chief Operating Officer, Chief Financial Officer, General Counsel and its Vice President-Compliance & Ethics as well as Board oversight by the Audit, Ethics and Quality Assurance Committee of the Company's Board of Directors. The Compliance Program was adopted to ensure that high ethical and conduct standards are met in the operation of the Company's business and to ensure that the Company has implemented policies and procedures so that the Company's employees will act in full compliance with all applicable laws, regulations and Company policies. Under the Program a 45-page Corporate Compliance Handbook was prepared and distributed to all Company employees. The Program provides initial and periodic compliance and ethics training to every Company employee and encourages all employees to report any legal or ethical violations to a toll-free telephone hotline, even on an anonymous basis, without fear of retaliation. Also, under the Program each of the Company's hospitals is subjected to an internal legal audit for regulatory compliance with the Antifraud Amendments and the other fraud and abuse laws at least annually.

     Summit Health OIG Investigation. In February 1996, the Company's Midway Hospital Medical Center ("Midway") in Los Angeles, California, which was acquired from Summit Health in April 1994, received an investigative subpoena from the Office of the Inspector General of the United States Department of Health and Human Services (the "OIG"). The subpoena called for the production of all of Midway's agreements or other financial arrangements with physicians and documents related thereto from January 1, 1992 to the present. The subpoena states that it was issued in connection with an investigation being conducted by the OIG concerning possible violations of Medicare rules and regulations. The Company has been advised that the investigation is in connection with a civil investigation under the direction of the Civil Division of the Department of Justice. The Company has hired an outside law firm to conduct an independent review of the matter. The Company is fully cooperating with the government investigation. In June 1996 the government expanded this civil investigation to arrangements between physicians and the remaining eleven hospitals which the Company acquired from Summit Health in 1994. As a consequence of agreements to cooperate in the investigation, the Company is voluntarily producing the same type of documentation from these additional hospitals. Also, in an apparently unrelated matter, the government has requested and the Company has agreed to provide similar records from a single hospital outside the group acquired from Summit Health in 1994.

     The government investigation is in its early stages. The Company has made, and is expected to continue to make, extensive production of documents and other information to the government in response to this investigation. Additionally, the Company and its outside counsel have held numerous meetings with the governmental attorneys in respect of this matter and, as a result, the Company believes that at this time this investigation is focused primarily on its hospitals' physician arrangements and not the hospitals' Medicare or Medicaid billing practices. Although no proceedings have been instituted, in the event that the OIG believes that any wrongdoing has occurred, civil and possibly criminal proceedings could be instituted. If any such proceedings were instituted and the outcome were unfavorable, the Company could be subject to fines, penalties and damages ("Monetary Payments") and also could be excluded from Medicare and other government reimbursement programs. The aggregate amount of the Monetary Payments and any such exclusion could have a material adverse effect on the Company's financial position or results of operations. The result of this investigation and its impact, if any, cannot be predicted or estimated at this time. Based on information currently available to it, management believes that if the investigation remains limited to physician arrangements, remains civil in nature and, with the single exception noted above, relates only to the practices of the hospitals of an acquired corporation, the final outcome of this investigation will not have a material adverse effect on the Company's financial position or results of operations.

     Health Care Reform. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Reform proposals under consideration in recent years at the federal level have been price or cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees, the creation of a single government health insurance plan that would cover all citizens and reductions in payments to hospitals providing a disproportionate amount of care to indigent patients. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers such as hospitals.

     During 1994, President Clinton repeatedly stated that one of his primary objectives was to reform the nation's health care system to insure universal coverage and address the rising costs of care. However, no large-scale federal reform was passed by the U.S. Congress in 1994. Despite the failure to pass large scale health care reform in 1994, the Congressional debate about health care continued in 1995 and 1996, but this time largely in the context of reducing Medicare and Medicaid payments as part of the overall attempt to reduce federal budget deficits. Although in October 1995 both the U.S. House of Representatives and the U.S. Senate passed budget bills providing for large savings under the Medicare and Medicaid programs over the subsequent seven years (e.g., $270 million in Medicare savings) in order to reach a balanced budget by 2002, President Clinton vetoed such legislation and proposed significantly lesser cuts in Medicare and Medicaid spending. As a result of the deadlock, the Medicare and Medicaid cuts adopted by Congress failed to become law in FFY 1996.

     There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as the Company and proposals to increase copayments and deductibles from program and private patients. At the federal level, both Congress and the current Administration have continued to propose health care budgets that substantially reduce payments under the Medicare and Medicaid programs. Indeed, both Houses of Congress in May 1996 passed budget resolutions proposing large savings in Medicare and Medicaid funding over the next six years (e.g., $168 million in Medicare savings) in order to reach a balanced budget by 2002, but again President Clinton has proposed cuts substantially below those proposed by Congress. Once again, it is not clear whether final legislation cutting Medicare and Medicaid costs will result in FFY 1997. In addition, a number of states are considering the enactment of managed care initiatives designed to reduce their Medicaid expenditures, to provide universal low-cost coverage, additional care and/or additional taxes on hospitals to help finance or expand the states' Medicaid systems.

     While the Company anticipates that payments to hospitals will be reduced as a result of future federal and state legislation, it is uncertain at this time what legislation on health care reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Licensure and Accreditation. Health care facility construction and operation is subject to extensive federal, state and local legislation and regulation relating to the adequacy of medical care, equipment, personnel, hygiene, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Hospitals must maintain strict standards in order to obtain their state hospital licenses from a department of health or other applicable agency in each state. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Hospital facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation. All of the Company's health care facilities are properly licensed under appropriate state laws, are certified for participation under the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"), except for one hospital which is accredited by the American Osteopathic Association. JCAHO regularly conducts an on-site review and inspection of every hospital seeking to obtain or maintain its accreditation. JCAHO accreditation usually runs for three year periods. Hospitals accredited by JCAHO are deemed to be in compliance with the standards for participation in the Medicare program, although Medicare can conduct its own compliance reviews.

     In addition to JCAHO inspections and inspections conducted by certain state and local regulatory authorities, HCFA, generally in response to specific complaints from patients but also occasionally on a random basis, causes hospitals participating in the Medicare program to be inspected.

     Some of the Company's hospitals were inspected by JCAHO, HCFA and state licensing authorities during its fiscal year ended August 31, 1996, and none of these hospitals lost their ability to participate in the Medicare program or a state Medicaid program as a result of such inspections, although any such inspection in the future could have a different result.

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

     Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a CON program. The Company operates hospitals in some states that require approval under a CON program. Such laws generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. This requirement can increase the cost (in time and money) of a project and may affect the feasibility of some projects. Following a number of years of decline, the number of states requiring CONs is once again on the rise. State legislators once again are looking at the CON process as a way to contain rising health care costs. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility's license. See "Competition".

     State Rate Review. A few states in which the Company owns hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state.

     In Florida, a budget review process and a Maximum Allowable Rate
Increase ("MARI") on revenue increases per admission has been in effect with respect to the Company's hospitals since 1986. MARI limits hospital net revenue per admission increases to an administratively determined cost of health care index plus an additional percentage in excess thereof. This law has limited the Company's ability to increase rates at its Florida hospitals. The Company owned five hospitals aggregating 1,755 beds in Florida as of August 31, 1996.

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

     Utilization Review. The Company's facilities in recent years have been negatively affected by controls imposed by governmental and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review", have resulted in a reduction of patient access to certain treatments and procedures by reviewing the necessity of the admission or outpatient procedure and the course of treatment. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs"), which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, may assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the PRO be excluded from participating in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

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

Professional Liability and Insurance

     As is typical in the health care industry, the Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company is partially self-insured for its hospital professional liability, comprehensive general liability and excess casualty claims and maintains an unfunded reserve for such risks. For hospital professional liability, comprehensive general liability and excess casualty claims asserted, the Company assumes such liability risks under its self-insured retention up to $3 million per claim, and $30 million in the aggregate, for claims reported from June 1, 1995 to June 1, 1997. The Company also purchases excess levels of coverage above such self-insured retention. For the twelve months ending June 1, 1996 and June 1, 1997, the Company purchased for each such year a layer of excess insurance above these self-insured retentions in the amount of $50 million per claim and $50 million in the aggregate that may be applied towards hospital professional liability, comprehensive general liability and excess casualty claims. Although the Company's cash flow and reserves for self-insured liabilities have been adequate in the past to provide for such self-insured liabilities, and the Company believes that it has adequately provided for future self-insured liabilities, there can be no assurance that the Company's cash flow and reserves will continue to be adequate. If actual payments of claims with respect to the Company's self-insured liabilities exceed projected payments of claims, the results of operations of the Company could be adversely affected. In addition, while the Company's layer of excess insurance has been adequate in the past to provide for liability and casualty claims, there can be no assurance that adequate insurance will continue to be available at favorable price levels. If new insurance is not provided to replace existing insurance upon its expiration on June 1, 1997, the results of operations of the Company could be adversely affected.

Other Litigation

     The Company currently, and from time to time, is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries or for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions the claimants have asked for punitive damages against the Company, which usually are not covered by insurance. In the opinion of management, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

     Broad provisions in the Medicare and Medicaid laws, as well as similar provisions in many state laws, deal with fraud and abuse, false claims and physician self-referrals. In recent years, government investigations of alleged violations of these laws have become common place in the health care industry. As with all health care providers participating to any significant extent in the Medicare and Medicaid programs, the Company could be materially adversely affected if it were to be found in violation of the fraud and abuse, false claims or physician self-referral laws as a result of its current or past business operations. See "Summit Health OIG Investigation."

Certain Income Tax Matters

     The Company's federal income tax returns are not presently under audit by the Internal Revenue Service (the "IRS"), except in respect of Summit Health as disclosed below. Furthermore, the Company's federal income tax returns for taxable years through August 31, 1992 are no longer subject to IRS audit, with certain limited exceptions and except in respect of net operating loss carryforwards for income tax purposes ("NOL's") for prior years, which may be subject to IRS audit as NOL's are utilized in subsequent tax years. Also, Summit Health has extended the statute of limitations for fiscal years 1987 to 1992 through March 31, 1997.

     The Company has approximately $199 million of NOL's which expire from 2001 to 2009 and which are available on a limited basis to offset federal net taxable income. The AHM Merger caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code for both the Company and AHM. Consequently, allowable federal deductions relating to NOL's of the Company and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations of approximately $19 million and $16 million for the Company and AHM, respectively. In addition, approximately $55 million of the NOL's are subject to an annual limitation of approximately $3 million due to prior "ownership changes" of the Company. The annual limitations may be increased in order to offset certain built-in gains which are recognized during the five-year period following an ownership change. In addition, the NOL's from pre-merger tax years of AHM may only be applied against the prospective taxable income of the AHM entities group. The limitations described above are not currently expected to significantly affect the ability of the Company to ultimately recognize the benefit of these NOL's in future years.

     In recent years the IRS was examining the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit Health, which became a wholly-owned subsidiary of the Company in April 1994 and merged into the Company in September 1994. Summit Health received a revenue agent's report from the IRS with proposed adjustments for the years 1984 through 1986 aggregating as of August 31, 1996 approximately $16.6 million of income tax, $66.4 million of interest on the tax, $43.9 million of penalties and $25.6 million of interest on the penalties. After receiving the revenue agent's report, Summit Health filed a protest contesting the proposed adjustments. On October 28, 1996, the Company entered into a Closing Agreement on Final Determination with the IRS for the above audit period, by agreeing and paying additional tax of $647,000 and interest of $888,000 to close the audit of Summit Health for the fiscal years 1984 through 1986. The Closing Agreement is subject to review by the Joint Congressional Committee on Taxation since the matter relates to a refund of taxes to Summit Health in excess of $1 million.

Item 2.           Properties.

         The following table sets forth the name of, location of and the number of licensed beds in the Company's hospitals as of August 31, 1996. All of the hospitals are general acute care hospitals, except for the one hospital indicated in footnote (3) below which is a psychiatric hospital. Of the Company's 50 hospitals, 40 are owned (of which four are operated pursuant to joint ventures) and 10 are leased as of August 31, 1996. See Item 1 - "Business-Recent Acquisitions" and "Business-Pending Acquisitions."

                                                                                                 Licensed
State                      Name                                            Location                Beds(1)

Arizona.............       Community Hospital Medical Center               Phoenix                   59
                           Mesa General Hospital Medical Center(2)         Mesa                     138
                           St. Luke's Behavioral Health Center(3)(4)       Phoenix                   86
                           St. Luke's Medical Center(4)                    Phoenix                  276
                           Tempe St. Luke's Hospital(4)                    Tempe                     90
                           Tucson General Hospital                         Tucson                   146

California..........       Brotman Medical Center                          Culver City              438
                           Centinela Hospital Medical Center               Inglewood                400
                           Chapman Medical Center(5)                       Orange                   135
                           Coastal Communities Hospital(6)                 Santa Ana                177
                           Community Hospital of Huntington Park(7)        Huntington Park           99
                           Fountain Valley Regional Hospital and           Fountain Valley          413
                              Medical Center
                           French Hospital Medical Center                  San Luis Obispo          147
                           Greater El Monte Community Hospital             South El Monte           113
                           Harbor View Medical Center                      San Diego                156
                           Midway Hospital Medical Center                  Los Angeles              225
                           Mission Hospital of Huntington Park             Huntington Park          127
                           Monterey Park Hospital                          Monterey Park            102
                           Santa Ana Hospital Medical Center(8)            Santa Ana                 90
                           St. Luke Medical Center                         Pasadena                 162
                           Suburban Medical Center(9)                      Paramount                184
                           Valley Community Hospital(10)                   Santa Maria               70
                           Westside Hospital                               Los Angeles               68
                           Whittier Hospital Medical Center                Whittier                 159
                           Woodruff Community Hospital                     Long Beach                96

Florida.............       Coral Gables Hospital(11)                       Coral Gables             273
                           Florida Medical Center(12)                      Fort Lauderdale          459
                           Florida Medical Center, South                   Plantation               202
                           North Bay Medical Center                        New Port Richey          122
                           Parkway Regional Medical Center(13)             North Miami              699

Indiana.............       Winona Memorial Hospital                        Indianapolis             317

Iowa................       Davenport Medical Center                        Davenport                150

Louisiana...........       Minden Medical Center                           Minden                   121

                                                                                                 Licensed
State                      Name                                            Location                Beds(1)

Massachusetts.......       Saint Vincent Hospital(14)                      Worcester                432

Mississippi.........       Gulf Coast Medical Center                       Biloxi                   189

Missouri............       Twin Rivers Regional Medical Center             Kennett                  126

Nevada..............       Lake Meade Hospital Medical Center              North Las Vegas          198

Oregon..............       Eastmoreland Hospital                           Portland                 100
                           Woodland Park Hospital(15)                      Portland                 209

Texas...............       Cypress Fairbanks Medical Center                Houston                  149
                           Garland Community Hospital                      Garland                  113
                           Houston Northwest Medical Center                Houston                  498
                           Lake Pointe Medical Center                      Rowlett                   92
                           Sharpstown General Hospital                     Houston                  190
                           South Park Hospital & Medical Center            Lubbock                  101
                           Southwest General Hospital                      San Antonio              286
                           Trinity Valley Medical Center                   Palestine                150

Washington..........       Puget Sound Hospital                            Tacoma                   160

West Virginia.......       Plateau Medical Center                          Oak Hill                  91

Wyoming.............       Lander Valley Medical Center(16)                Lander                   102

------------------

(1) The number of licensed beds represents the maximum number of beds permitted in the facility under its state license. The total number of beds for all facilities is 9,685.
(2) Leased facility. The lease expires July 31, 2003, subject to renewal by the Company until July 31, 2023.
(3)      Psychiatric facility.
(4) Leased facility. The lease expires January 31, 2010, subject to renewal by the Company until January 31, 2015.
(5)      Leased facility.  The lease expires December 31, 2013.
(6)      Joint venture with minority interests owned by physicians.
(7)      Leased facility. The lease expires November 25, 2023.
(8) Leased facility. The lease expires August 31, 2003, subject to renewal by the Company until August 31, 2013.
(9) Leased facility. The lease expires October 31, 2004, subject to renewal by the Company until October 31, 2020.
(10) Leased facility. The lease expires July 31, 2003, subject to renewal by the Company until July 31, 2023.
(11)     Joint venture with minority interests owned by physicians.
(12)     Joint venture with minority interests owned by physicians.
(13) Effective September 1, 1996, the 352 bed license of Golden Glades Medical Center was combined with the license of this nearby hospital resulting in this hospital's licensed beds increasing to 699 licensed beds.
(14)     This hospital was acquired by the Company effective September 1, 1996.
(15) The land on which the facility is located is leased, and such ground lease expires December 31, 2019.
(16)     Joint venture with minority interests owned by physicians.

     The Company maintains its corporate headquarters in approximately
50,000 square feet of leased office space at 3401 West End Avenue, Nashville, Tennessee. In addition to the hospitals identified as owned or leased in the table above, and various parcels of undeveloped land, mostly adjacent to its hospitals, the Company owns or leases approximately 70 medical office buildings typically adjacent to its hospitals. The Company also operates six outpatient ambulatory surgery centers, two in Mesa and Phoenix, Arizona and four in Fountain Valley, San Luis Obispo, Westminster and Whittier, California. Three of such surgery centers are located in leased facilities and three are located in buildings owned by the Company.

     Of the $1.3 billion net book value of the Company's property, plant and equipment at August 31, 1996, approximately $143.4 million of these assets were subject to mortgages or liens as collateral for approximately $71.9 million of indebtedness. At August 31, 1996, four of the Company's hospitals were owned subject to mortgage or other liens. The Company's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

Item 3.   Legal Proceedings.

     Information with respect to this Item is incorporated herein by reference to Item 1 - "Business- Governmental Regulation - Summit Health OIG Investigation"; Item 1 - "Business-Professional Liability and Insurance"; Item 1
- "Business-Other Litigation"; and Item 1 - "Business-Certain Income Tax
Matters.

Item 4.   Submission of Matters to a Vote of Security-Holders.

     None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock currently trades on the New York Stock Exchange under the symbol ORN. The Company began trading on The New York Stock Exchange on December 20, 1995.

     The following table sets forth the high and low sale prices for the Company's common stock for the fiscal periods beginning September 1, 1995 and ending August 31, 1996 as indicated below and as reported by the Nasdaq Stock Market (prior to December 20, 1995) and by The New York Stock Exchange (on and after December 20, 1995).

1995                                                    High         Low
                                                        ----         ----
First Quarter...........................               $17 3/4      $12 5/8
Second Quarter..........................                16 3/8       10 1/2
Third Quarter...........................                18 7/8       15
Fourth Quarter..........................                21           15 1/4

1996
First Quarter...........................               $23 1/4      $17 1/4
Second Quarter..........................                26 7/8       19 1/4
Third Quarter...........................                29 5/8       24
Fourth Quarter..........................                26 1/2       19 1/2

     There were 1,435 holders of record of shares of the Company's common stock as of October 31, 1996. The Company's registrar and transfer agent for its common stock is Society National Bank, Dallas, Texas.

     The Company has not paid any cash dividends on its common stock in the past three years. The Company currently intends to retain all earnings for working capital, capital expenditures, general corporate purposes and reduction of outstanding indebtedness. Accordingly, the Company does not expect to pay any cash dividends in the foreseeable future. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, the terms of the Company's Restated Credit Facility and certain of the Company's other long-term indebtedness contain substantial restrictions on the Company's ability to pay dividends.

Item 6.   Selected Financial Data.

     The following table sets forth selected historical financial data and other operating information of the Company giving effect to the 1994 Mergers. The selected historical financial data for the five fiscal years ended August 31, 1996 are derived from the consolidated financial statements of the Company. Because the Company accounted for the 1994 AHM Merger as a pooling-of-interests transaction, the historical financial data of the Company includes AHM's historical results of operations. All information contained in the following table should be read in conjunction with the consolidated financial statements and related notes of the Company included herein.

                                              SELECTED FINANCIAL DATA
                                       (in thousands, except per share data)


                                                                               Years Ended August 31,
                                                        --------------------------------------------------------------------------
                                                             1992           1993            1994             1995             1996
                                                             ----           ----            ----             ----             ----
Statement of Operations:
Total revenue(1)                                        $ 808,523    $   961,795      $1,274,359       $1,842,701       $2,147,232
Interest expense                                           40,229         68,660          83,428          109,100          107,243
Interest income                                            (3,226)        (3,380)         (2,862)          (4,582)          (4,399)
Income (loss) from investments in Houston
   Northwest Medical Center                                (8,210)           173           3,634           14,006            5,128
Income (loss) before income tax expense
   and extraordinary item                                 (68,836)        14,768         (45,985)          87,084          135,113
Income tax expense                                          1,266          1,129           1,057           15,772           35,242
Income (loss) before extraordinary item                   (70,102)        13,639         (47,042)          71,312           99,871
Net income (loss)                                         (20,435)         9,797         (59,338)          71,312           99,871
Net income (loss) applicable to common
   and common equivalent shares                           (21,798)         8,098         (61,205)          69,312           99,539
Net income (loss) per common and
   common equivalent share                                  (0.71)          0.23           (1.62)            1.53             1.73
Net income (loss) per common share
   assuming full dilution (2)                           $   (0.71)    $     0.23      $    (1.62)       $    1.51       $     1.72

                                                                                     August 31,
                                                        --------------------------------------------------------------------------
                                                             1992           1993            1994             1995             1996
                                                             ----           ----            ----             ----             ----
Balance Sheet Data:
Working capital                                         $  46,669    $    26,173      $    6,801       $    5,422       $   88,137
Total assets                                              994,407      1,205,137       1,846,543        1,946,404        2,466,528
Long-term debt
   (excluding current maturities)                         570,971        705,425       1,067,088        1,013,423        1,229,930
Total shareholders' equity(3)                             185,882        212,108         328,106          393,138          640,417

------------------

(1) Total revenue is comprised of patient revenue, net of contractual adjustments, and other revenue.
(2) Per share information for the years ended August 31, 1992, 1993, and 1994 is based on primary shares because earnings per share assuming full dilution is anti-dilutive.
(3) The Company adopted Financial Accounting Standards (SFAS) Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective September 1, 1993, which resulted in a $70.9 million and $51.8 million increase in shareholders' equity at August 31, 1994 and 1995, respectively, with no impact on income. There are no income tax effects because of the availability of net operating loss carryforwards. All investments accounted for under SFAS No. 115 are classified as available-for-sale.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Proposed Tenet Merger. On October 16, 1996, the Company entered into a definitive agreement to merge with Tenet Healthcare Corporation ("Tenet"). Under the terms of the definitive agreement, which was approved by the Board of Directors of both companies, stockholders owning OrNda common stock would receive 1.35 shares of Tenet common stock and the associated preferred stock purchase rights for each share of OrNda common stock and the Company will become a wholly-owned subsidiary of Tenet. The merger transaction will be tax-free and accounted for as a pooling of interests and is expected to close in March 1997.

     Consummation of the merger is subject to a number of conditions, including stockholder approval of both companies. The merger is also subject to the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, local regulatory approvals, and confirmation that the transaction qualifies as a pooling-of-interests for accounting purposes and as a tax-free reorganization under the Internal Revenue Code.

     Other Mergers and Acquisitions. The Company's recent operating results were significantly affected by mergers, acquisitions and divestitures as discussed below.As discussed in Note 2 to the accompanying consolidated financial statements, OrNda HealthCorp ("OrNda") completed the AHM and Summit Mergers on April 19, 1994. The AHM Merger was accounted for as a pooling-of-interests and, accordingly, the operations of AHM and OrNda have been combined in the accompanying consolidated financial statements. The Summit Merger was accounted for as a purchase and, accordingly, its operations have been included since the date of the merger. The discussion herein is based upon the combined operations of OrNda and AHM for all periods presented in the accompanying consolidated financial statements and including Summit Health effective April 19, 1994. To enhance understandability, discussion and analysis of financial condition and results of operations of the separate companies is included, where necessary. Hereafter, the combined entity of OrNda and AHM is referred to as the "Company", while the separate operations of OrNda and AHM, prior to the Mergers, are referred to as "OrNda" and "AHM", respectively.

     In addition to the AHM and Summit Mergers, the Company's results of operations have been impacted by the August 1994 acquisition of Fountain Valley Regional Hospital and Medical Center ("Fountain Valley") and related businesses in Fountain Valley, California, the February 1995 acquisition of three hospitals and related businesses that comprise the St. Luke's Health System ("St. Luke's") in Arizona, the January 1996 acquisition of Houston Northwest Medical Center ("HNW"), the July 1996 acquisition of Cypress Fairbanks Medical Center in Houston, Texas ("Cypress Fairbanks") and the August 1996 acquisition of Centinela Medical Center in Inglewood, California ("Centinela").

     Cost in excess of net assets acquired ("Goodwill"), net of amortization, increased approximately $179.8 million in fiscal 1996 primarily from goodwill associated with the acquisitions of HNW ($100.0 million), Cypress Fairbanks ($24.4 million) and Centinela ($52.1 million). Goodwill, net of amortization, increased approximately $43.9 million in fiscal 1995 primarily from the acquisition of St. Luke's of $4.0 million; adjustments associated with the acquisition of Fountain Valley of $2.9 million; in connection with the buy out of a joint venture at one of the Company's hospitals of $11.5 million; and, final adjustments to the acquisition of Summit Health of $31.6 million. The adjustments to the Summit Health goodwill resulted principally from the finalization of appraisals on fixed assets acquired, resolution of certain assumed litigation, and receipt of actuarial estimates on termination of pension plans.

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

     The Company sold the hospital in Lewisburg on March 1, 1995 and had definitive agreements to lease the Pasadena General Hospital real property and sell the operations of Pasadena General Hospital to the lessee. The lessee assumed ownership of operations and began leasing Pasadena General Hospital on March 3, 1995. On or about March 27, 1995, the Company became aware that the buyer/lessee of Pasadena had failed to perform under its contractual agreement. On March 31, 1995, the Company re-assumed management of the facility until the facility was closed on May 14, 1995. On July 7, 1995, the Company entered into a definitive agreement to sell the real property of Pasadena General Hospital to a third party. The sales price resulted in an additional loss on sale of $5.7 million which was recorded in the third quarter of fiscal 1995. The above noted divestitures did not have a significant impact on subsequent operations.

     Geographic Concentration. The Company operates hospitals in greater southern California, South Florida, Arizona and Texas which generated the following percentages of the Company's total revenue for the years ended August 31, 1995 and 1996, respectively:

                                  Number          Percentage of Fiscal           Number            Percentage of Fiscal
                                    of                    1995                      of                     1996
                                Hospitals             Total Revenue             Hospitals             Total Revenue

Southern California                 15                    34.8%                    17                     31.6%
South Florida                        5                    19.3%                     5                     16.5%
Arizona                              6                     8.9%                     6                      9.7%
Texas                                6                    10.2%                     8                     16.0%

     To the extent favorable or unfavorable changes in regulations or market conditions occur in the these areas, such changes would likely have a corresponding impact on the Company's results of operations.

RESULTS OF OPERATIONS

     General Trends. During the periods discussed below, the Company's results of operations were affected by certain industry trends, changing components of total revenue, and changes in the Company's debt structure. The Company's results of operations have also been impacted by the mergers, acquisitions and divestitures discussed above.

     Industry Trends. Outpatient services accounted for 31.3% and 28.8% of actual gross patient revenue for the years ended August 31, 1996 and 1995, respectively, reflecting the industry trend towards greater use of outpatient services and the expansion of the Company's outpatient services primarily achieved through the opening of new outpatient clinics in key markets in fiscal 1996 and 1995. The Company expects the industry trend towards outpatient services to continue as procedures currently being performed on an inpatient basis become available on an outpatient basis through technological and pharmaceutical advances. The Company plans to provide quality health care services as an extension of its hospitals through a variety of outpatient activities including surgery, diagnostics, physician clinics and home health.

     As discussed below, excluding the effect of the acquisitions and the divestitures noted above ("same hospitals basis"), total revenues have increased, reflecting higher utilization of outpatient and ancillary services, increased acuity of patients admitted, and an increase in admissions for inpatient procedures. The impact on revenue of increased patient acuity and general price increases has been partially offset by the increasing proportion of revenues derived from managed care providers. These major payors substantially pay on a fixed payment rate on a per patient or a per diem basis instead of a cost or charge reimbursement methodology. Fixed payments limit the ability of the Company to increase revenues through price increases. While these fixed payment rates have increased annually, the increases have historically been at a rate less than the Company's increases in costs, and have been inadequate to reflect increases in costs associated with improved medical technologies. The Company has been able to mitigate such inflationary pressures through cost control programs, as well as utilization management programs which reduce the number of days that patients stay in the hospital and the amount of hospital services provided to the patient. The average length of stay has decreased from 5.3 days for the year ended August 31, 1995 to 5.0 days for the year ended August 31, 1996. The Company has programs designed to improve the margins associated with the revenues derived from government payors and managed care providers. In addition, the Company has programs designed to enhance overall hospital margins.

Year Ended August 31, 1996 Compared With The Year Ended August 31, 1995.

     Total revenue for the year ended August 31, 1996 increased over the same period in the prior year by $304.5 million or 16.5% to $2.1 billion. The 16.5% increase is primarily a result of the acquisitions discussed above as well as an increase in same hospitals revenue as discussed below. The increase in total revenue attributable to acquisitions, net of divestitures, was $179.9 million. Net income applicable to common shares for the year ended August 31, 1996 was $99.5 million, or $1.73 per share, compared to $69.3 million, or $1.53 per share, in the same period last year.

     Operating expenses in the year ended August 31, 1996 increased 14.1% ($222.1 million) compared to the same period in the prior year primarily as a result of acquisitions and the increase in same hospital revenues and volumes discussed below.

     On a same hospitals basis, total revenue increased 7.6% ($124.6 million) primarily as a result of a 2.9% increase in admissions and a 13.5% increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits increased as a percent of total revenue from 45.3% in fiscal 1995 to 45.4% in fiscal 1996. Supplies expense increased 11.4% ($24.1 million) and as a percentage of total revenue increased from 12.8% in fiscal 1995 to 13.3% in fiscal 1996. Purchased services decreased 5.6% ($10.6 million) and as a percentage of total revenue decreased from 11.6% in fiscal 1995 to 10.2% in fiscal 1996 primarily due to a reclassification in fiscal 1996 of the supply component of major contracts from purchased services to supplies expense. The provision for doubtful accounts increased 1.1% ($1.3 million) but decreased from 7.1% of total revenue for year ended August 31, 1995 to 6.7% for the year ended August 31, 1996. Other operating expenses increased 7.0% ($9.5 million) and as a percentage of total revenue was 8.3% in fiscal 1995 and 1996.

     The effect of price increases implemented by the Company's hospitals was nominal as gross revenue from fixed reimbursement third party payors represented approximately 87.5% of the Company's total gross revenue in 1996. Over the last several years, the portion of the Company's total revenue derived from fixed reimbursement third party payors has increased while rates of increases from these payors have generally been less than medical-related inflation, resulting in increased efforts by the Company to implement cost containment initiatives and re-evaluate hospital programs for adequacy of profitability. Since these trends are likely to continue, the Company's ability to improve operating results at its existing hospitals is dependent on its continued effectiveness in reducing its costs of services. The Company's operations may also be enhanced through strategic acquisitions as was particularly evident in fiscal 1994 and fiscal 1995 with the mergers with AHM and Summit Health and the individual hospital acquisitions. The Company intends to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks.

     Depreciation and amortization for fiscal 1996, increased 21.9% ($18.7 million) over the prior year primarily as a result of the acquisitions of St. Luke's, HNW, Cypress Fairbanks and Centinela. The increase in depreciation and amortization attributable to acquisitions, net of divestitures, was $11.1 million. In addition, amortization on intangibles increased as a result of new business units.

     Interest expense for the fiscal 1996 as compared to the same period last year decreased 1.7% ($1.9 million) primarily as a result of a decline in the average debt balance outstanding and improved pricing under the Restated Credit Facility. Such decrease was partially reduced by the effect of a $2.2 million reduction in interest expense in the third quarter of fiscal 1995 related to an interest rate swap agreement. Of the Company's total indebtedness of $1.3 billion at August 31, 1996, approximately $692.2 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Increases in market interest rates will adversely affect the Company's net income.

     Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, increased $7.5 million in fiscal 1996 as compared to fiscal 1995, primarily as a result of a $9.4 million exchange of minority interest ownership in two hospitals for minority interest investment in two group physician practices in the first quarter of fiscal 1996 and the acquisition of HNW which had existing joint ventures.

     In fiscal 1996, the Company recorded income of $5.1 million, compared to $14.0 million in fiscal 1995, related to its investments in HNW which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. Effective January 1, 1996, the Company acquired HNW from the hospital's ESOP. Following the transaction, HNW became a wholly owned subsidiary of the Company. See Note 2 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW as well as the acquisition of HNW.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The majority of the Company's deferred tax assets related to approximately $198.9 million of tax loss and credit carryforwards at August 31, 1996, which the Company has available to offset future taxable income. The AHM Merger (see Note 2 to the consolidated financial statements) caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the merger are thereafter subject to annual limitations (OrNda - $19.0 million; AHM - $16.0 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains", as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at August 31, 1996, net of the valuation allowance, will be realized through reversal of deferred tax liabilities.

     For the year ended August 31, 1996 the Company recorded income tax expense of $35.2 million on pre-tax income of $135.1 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

Year Ended August 31, 1995 Compared with the Year Ended August 31, 1994.

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

     Operating expenses for the year ended August 31, 1995, increased 44.4% ($485.8 million) over the prior year primarily as a result of the acquisitions discussed above. Actual salaries and benefits as a percentage of total revenue declined from 45.1% in fiscal 1994 to 43.6% in fiscal 1995 mainly as a result of reductions in corporate office personnel attained in combining the OrNda and AHM corporate offices and due to labor efficiencies achieved at certain facilities.

     Actual other operating expenses increased 35.2% ($55.1 million). This category of expense increased at a rate greater than other categories due to the 1994 acquisition of Summit Health, which owns a Medicaid HMO that includes the majority of its non-salary expenses in other operating expense. In addition, the St. Luke's acquisition in fiscal 1995 also included a Medicaid HMO. Operating expenses for the year ended August 31, 1995, increased approximately $17.4 million for claims payments made by the Medicaid HMO to third party providers. In addition, other operating expenses increased $12.3 million for rent expense related to acquisitions financed through leasing agreements with third parties.

     On a same hospitals basis, total revenue increased 6.9% ($71.9 million) primarily as a result of a 3.9% increase in admissions and a 18.7% ($105.2 million) increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits increased 8.7% ($41.7 million) primarily due to inflationary increases and an increase in same hospital revenue. Supplies expense increased 3.9% ($5.0 million) and as a percentage of total revenue decreased from 12.4% in fiscal 1994 to 12.1% in fiscal 1995, primarily as a result of favorable reductions in expenses under supply contracts in pharmaceuticals and other areas. Purchased services increased 3.5% ($4.0 million) but as a percentage of total revenue remained at 14.4% in fiscal 1994 and fiscal 1995 primarily as a result of increases in marketing and rent expenses. Other operating expenses increased 10.1% ($9.2 million) and as a percentage of total revenue increased from 8.8% in fiscal 1994 to 9.0% in fiscal 1995, primarily as a result of increases in marketing and rent expenses. The provision for doubtful accounts increased 17.0% ($12.4 million) and increased from 7.0% of total revenue in 1994 to 7.6% in 1995. In connection with the Mergers, during the year ended August 31, 1994, the Company changed the methodologies used by the previously separate companies to calculate the allowance for doubtful accounts to conform to a single method for OrNda and AHM which resulted in a $3.3 million favorable impact on the provision for doubtful accounts in 1994.

     Depreciation and amortization for the year ended August 31, 1995, increased 27.6% ($18.4 million) over the prior year primarily as a result of the Summit Merger and other acquisitions discussed previously. The increase in depreciation and amortization attributable to acquisitions, net of divestitures, was $19.1 million.

     Interest expense increased 30.8% ($25.7 million) as a result of additional indebtedness incurred to finance the acquisitions discussed above as well as increases in market interest rates. Such increase was partially offset by a decrease in interest expense of $2.2 million related to an interest rate swap agreement in the third quarter of fiscal 1995. Of the Company's total indebtedness of $1.1 billion at August 31, 1995, approximately $480.2 million bore interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Market interest rates increased from 1994 to 1995 causing the Company's interest expense to increase.

     Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, decreased 94.0% ($3.8 million) in fiscal 1995 as compared to fiscal 1994, primarily as a result of the repurchase of joint venture interests and a decline in operations at certain of the Company's joint ventures.

     In fiscal 1995, the Company recorded income of $14.0 million, compared to $3.6 million in fiscal 1994, related to its investments in HNW which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. See Note 2 to the accompanying consolidated financial statements for further discussion of the Company's investments in HNW.

     For the year ended August 31, 1995, the Company recorded income tax expense of $15.8 million on pretax income of $87.1 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1996, the Company had working capital of $88.1 million, of which $17.4 million was cash, compared with $5.4 million at August 31, 1995. The Company's cash portion of working capital is primarily managed through a revolving credit arrangement, whereby excess cash generated through operations or otherwise is generally used to reduce the outstanding revolving credit facility. When cash requirements arise, the revolving credit facility is drawn upon as needed. On October 27, 1995, the Company executed the Restated Credit Facility to increase the borrowing capacity of the Company from $660.0 million to $900.0 million. Under the terms of the Restated Credit Facility, as of August 31, 1996, the Company had $146.6 million of borrowing capacity available for general corporate purposes and acquisitions. See Note 5 to the accompanying consolidated financial statements for further discussion of the Restated Credit Facility. The revolving credit facility matures on October 30, 2001 and is classified as long-term debt on the Company's balance sheet.

     In fiscal 1996, the Company's operating activities provided cash of $154.4 million. Cash from operations was used for the $16.2 million increase in patient accounts receivable, net of the provision for doubtful accounts. The increase in patient accounts receivable resulted primarily from the increase in same store revenues, delays in payment from certain state Medicaid/Medicare programs and due to the acquisition and start up of new business units during fiscal 1996. Cash from operations was used for income tax payments of $28.9 million and interest payments of $107.4 million. Such uses were partially offset by $20.6 million of proceeds from sales of an investment security classified as trading.

     Net cash used in investing activities of $532.6 million during fiscal 1996 consisted primarily of capital expenditures of $102.6 million and $431.2 million for the acquisitions of hospitals and related assets.
 The Company's management currently expects to incur approximately $125.0 million of capital expenditures in fiscal 1997 for replacement equipment and construction at existing facilities.

     Net cash provided by financing activities for the year ended August 31, 1996 of $390.7 million resulted primarily from $199.3 million sale of common stock and exercise of stock options and the $200.6 million excess of long term debt borrowings over principal payments on long term debt. On November 6, 1995, the Company completed the sale of 10,000,000 shares of its common stock at a $17.625 per share public offering price. On November 9, 1995, the underwriters exercised an option to purchase an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $192.3 million, after deducting offering expenses and underwriting discounts, was used to reduce the indebtedness under the revolving portion of the Restated Credit Facility in the amount of $27.2 million and for general corporate purposes.

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

     The Company believes that its cash flows generated by operations together with availability of credit under the Restated Credit Facility will be sufficient to meet the Company's short and long-term operational cash needs. However, the Company's net debt-to-total-capitalization ratio at August 31, 1996 is 66.5%. Such leverage limits the amount of additional indebtedness available to the Company for acquisitions (including certain announced and pending acquisitions) requiring capital in excess of amounts currently available under the Restated Credit Facility. The Company is currently in discussion with its current syndicate of banks to increase its credit facility to an amount sufficient to finance the Company's announced and pending acquisitions. Alternative financing may also be available under other arrangements, such as off-balance-sheet financing arrangements.

     As of August 31, 1996, the Company had approximately $692.2 million of debt outstanding under the Restated Credit Facility with an interest rate of LIBOR plus 1.25%. Interest rates in the future may be subject to upward and downward adjustments based on the Company's leverage ratio. To the extent that interest rates increase in the future, the Company may experience higher interest rates on such debt. A 1% increase in the prime rate or LIBOR would result in approximately a $6.9 million increase in annual interest expense based upon the Company's credit facility indebtedness outstanding at August 31, 1996.

     The ratio of earnings to fixed charges and preferred stock dividends was 0.51, 1.61 and 1.99 for the years ended August 31, 1994, 1995 and 1996, respectively. The ratio of earnings to fixed charges and preferred stock dividends is calculated by dividing earnings before income taxes plus fixed charges by the sum of fixed charges which consists of interest expense, amortization of financing costs, preferred stock dividends and the portion of rental expense which is deemed to be representative of the interest component. The ratio of earnings to fixed charges and preferred stock dividends is an indication of the Company's ability to pay interest expense and other fixed charges.

     In recent years the IRS was examining the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit Health, which became a wholly-owned subsidiary of the Company in April 1994 and merged into the Company in September 1994. Summit Health received a revenue agent's report from the IRS with proposed adjustments for the years 1984 through 1986 aggregating as of August 31, 1996 approximately $16.6 million of income tax, $66.4 million of interest on the tax, $43.9 million of penalties and $25.6 million of interest on the penalties. After receiving the revenue agent's report, Summit Health filed a protest contesting the proposed adjustments. On October 28, 1996, the Company entered into a Closing Agreement on Final Determination with the IRS for the above audit period, by agreeing and paying additional tax of $647,000 and interest of $888,000 to close the audit of Summit Health for the fiscal years 1984 through 1986. The Closing Agreement is subject to review by the Joint Congressional Committee on Taxation since the matter relates to a refund of taxes to Summit Health in excess of $1 million.

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

GENERAL

     Revenue Trends. Future trends for revenue and profitability are difficult to predict. The Company believes, however, there will be continuing pressure to reduce costs and develop integrated delivery systems with geographically concentrated service capabilities. Accomplishment of these objectives can be achieved through the continuation of strategic acquisitions and affiliations with other health care providers. Such acquisitions and affiliations enhance the Company's ability to 1) negotiate with managed care providers in each area of geographic concentration; 2) negotiate reduced costs with vendors; 3) acquire or create physician groups; and 4) reduce duplication of services in local communities. The Company believes acquisitions and affiliations are likely to continue as investor-owned hospitals represent less than 15% of the hospital industry as of August 31, 1996.

     Health Care Reform. The Company derives a substantial portion of its revenue from third party payors, including the Medicare and Medicaid programs. During fiscal 1994, 1995 and, 1996, the Company derived an aggregate of 63.7%, 58.7% and 56.2%, respectively, of its gross revenue from the Medicare and Medicaid programs.

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

     Excess Capacity. Excess capacity in general acute care hospitals will require the Company to continue to shift resources from traditional inpatient care to various outpatient activities. The Company's ability to effectively shift those resources and maintain market share will have a direct impact on the continued profitability of the Company.

     Tax Rate. The Company expects its effective tax rate to increase to approximately 32% for fiscal 1997 due to recent acquisitions. This estimated rate does not reflect the effect of any pending acquisitions which may cause the rate to increase. Additionally, the Company expects its effective tax rate to approximate the statutory tax rate by fiscal 1998.

     Stock. The Company's stock price is subject to significant volatility.
If revenues or earnings fail to meet expectations of the investment community or if the regulators allege that the Company is materially in violation of the fraud and abuse, false claims or physician self-referral laws, there could be an immediate and significant impact on the trading price for the Company's stock. Because of stock market forces beyond the Company's control and the nature of its business, such shortfalls can be sudden. The Tenet merger noted above could have an impact on the price of the Company's stock.

     New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS No. 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company currently plans to adopt SFAS No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

     Forward-Looking Statements. Certain statements contained in this Report, including without limitation statements containing the words "believes" "anticipates" "intends" "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including without limitation under "Business Strategy", "Risks Associated with Acquisition Strategy", "Limits on Reimbursement", "Competition" and "Governmental Regulation". Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 8.   Financial Statements and Supplementary Data.

     The response to this Item is submitted in a separate section of this report. See page F-1 and pages F-3 through F-23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information About Executive Officers and Directors

     The following table sets forth certain information as of November 1, 1996 regarding the executive officers and directors of the Company.

                                                                                                  Served as Director or
                                                                                                  Executive Officer of
Name                          Age       Position                                                  the Company since
----                          ---       --------                                                  -----------------
Charles N. Martin, Jr........ 53        Chairman, President & Chief Executive Officer             January 1992
William L. Hough............. 45        Executive Vice President & Chief Operating Officer        July 1995
Keith B. Pitts............... 39        Executive Vice President & Chief Financial Officer        August 1992
Raymond Denson............... 55        Senior Vice President - Operations                        September 1986
Paula Y. Eleazar............. 43        Senior Vice President - Chief Information Officer         April 1992
James Johnston............... 52        Senior Vice President - Human Resources                   November 1995
Anthony C. Krayer............ 52        Senior Vice President - Operations                        June 1994
Carol A. Murdock............. 36        Senior Vice President - Business Development              April 1994
                                                                & Managed Care
William M. Murray............ 51        Senior Vice President - Operations                        March 1995
Phillip W. Roe............... 35        Senior Vice President, Controller &                       September 1996
                                                               Chief Accounting Officer
Ronald P. Soltman............ 50        Senior Vice President, General Counsel and Secretary      April 1994
Alan G. Thomas............... 42        Senior Vice President - Hospital Financial Operations     April 1995
William V.B. Webb............ 44        Senior Vice President - Acquisitions & Development        September 1996
Kenneth K. Westbrook......... 46        Senior Vice President - Operations                        June 1996
Richard A. Gilleland......... 52        Director                                                  October 1991
Leonard Green................ 70        Director                                                  April 1992
Peter A. Joseph.............. 44        Director                                                  October 1991
Paul S. Levy................. 49        Director                                                  October 1991
Angus C. Littlejohn, Jr...... 46        Director                                                  October 1991
John F. Nickoll.............. 61        Director                                                  April 1994
John J. O'Shaughnessy........ 52        Director                                                  April 1994
M. Lee Pearce, M.D........... 65        Director                                                  March 1993

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

     Keith B. Pitts has served as Executive Vice President and Chief
Financial Officer of the Company since August 1992. From July 1991 to August 1992, Mr. Pitts was a partner in Ernst & Young LLP's Southeast Region Health Care Consulting Group, and from January 1988 to July 1991 he was a partner and Regional Director in Ernst & Young LLP's Western Region Health Care Consulting Group. Mr. Pitts was a Regional Vice President and Treasurer of Amherst Associates, a health care consulting firm, from July 1986 until it merged into Ernst & Young LLP in January 1988. Mr. Pitts is also a director of Horizon Mental Health Management, Inc. and Summit Care Corporation.

     Raymond Denson has served as Senior Vice President - Operations of the Company since April 1990. Mr. Denson served as a Vice President-Operations of the Company from September 1986 until April 1990.

     Paula Y. Eleazar has been Senior Vice President and Chief Information Officer of the Company since April 1994. Prior thereto she served as Vice President and Chief Information Officer of the Company from April 1992 until April 1994. For more than ten years prior to joining the Company, Ms. Eleazar was employed by Hospital Corporation of America, a hospital management company, principally in its information systems division and as the Assistant Administrator of Henrico Doctors Hospital, Richmond, Virginia.

     James Johnston has been Senior Vice President - Human Resources of the Company since November 1995. From 1984 until November 1995 Mr. Johnston served as the Company's Vice President - Human Resources.

     Anthony C. Krayer has been Senior Vice President - Operations of the Company since September 1996. Prior thereto he served as Senior Vice President - Acquisitions and Development of the Company from June 1994 until September 1996. From July 1993 to June 1994 Mr. Krayer was Senior Vice President of OrNda of South Florida, Inc., a subsidiary of the Company. From January 1992 until June 1993, Mr. Krayer was Chief Operating Officer of Florida Medical Center ("FMC"), a 459-bed acute care hospital located in Fort Lauderdale, Florida, which was purchased by a subsidiary of the Company in June 1993. From October 1989 until December 1991, Mr. Krayer was Chief Financial Officer of FMC. From 1980 until October 1989 Mr. Krayer was a partner of Ernst & Whinney (predecessor to Ernst & Young LLP).

     Carol A. Murdock has been Senior Vice President - Business Development
& Managed Care of the Company since April 1995. From April 1994 until April 1995, Ms. Murdock was the Company's Senior Vice President - Business Development. Prior thereto she was Vice President, Marketing of Summit Health, Ltd., a hospital management company, from June 1993 until April 1994. From November 1992 until May 1993, Ms. Murdock was Assistant Vice President/ Marketing of National Medical Enterprises, Inc. (now known as Tenet Healthcare Corporation ) ("Tenet"), a hospital management company, and from December 1990 until November 1992 she was Director, Product Line Development, of Tenet.

     William M. Murray has been Senior Vice President - Operations of the Company since March 1995. Prior thereto, from 1988 until March 1995, Mr. Murray was President and Chief Executive Officer of the St. Luke's Health System, a not-for-profit multi-institutional health care delivery system serving the Phoenix, Arizona metropolitan area and central Arizona.

     Phillip W. Roe has been Senior Vice President, Controller and Chief Accounting Officer of the Company since September 1996. Prior thereto, from October 1994 until September 1996, Mr. Roe was Vice President, Controller and Chief Accounting Officer of the Company. From July 1994 until October 1994, Mr. Roe was Assistant Vice President and Controller of the Company. Mr. Roe joined the Company in March 1992 and from March 1992 to July 1994 he was the Director, Financial Reporting, of the Company. From 1988 to March 1992 Mr. Roe was Senior Manager in the Dallas, Texas office of Ernst & Young LLP.

     Ronald P. Soltman has been Senior Vice President and General Counsel of the Company since April 1994 and Secretary of the Company since September 1994. From 1984 until February 1994, he was Vice President and Assistant General Counsel of Hospital Corporation of America. From February 1994 until March 1994 he was Vice President and Assistant General Counsel of Columbia/HCA Healthcare Corporation, a hospital management company.

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

     William V.B. Webb has been Senior Vice President - Acquisitions and Development of the Company since September 1996. Prior thereto, from February 1992 when he joined the Company until September 1996 Mr. Webb was Vice President
- Development of the Company. From November 1991 to February 1992 Mr. Webb was employed by The Martin Companies (a health care management and investment company) as a development executive.

     Kenneth K. Westbrook has been Senior Vice President - Operations of the Company since June 1996. Prior thereto, Mr. Westbrook was from September 1995 to June 1996 Chief Operating Officer of the Pacific Division of Columbia/HCA Healthcare Corporation, which Division was responsible for overseeing more than 15 California hospitals. From August 1991 until August 1995 Mr. Westbrook was Chief Executive Officer of Chino Valley Medical Center, a 130-bed acute care hospital in Chino, California.

     Richard A. Gilleland has served as a director of the Company since October 1991. Mr. Gilleland is a private investor. Mr. Gilleland was the President and Chief Executive Officer of AMSCO International, Inc., a manufacturer of medical sterilizers, from July 1995 until July 1996. Prior thereto, Mr. Gilleland was Chairman, President and Chief Executive Officer of Kendall International, Inc. ("Kendall"), a manufacturer of health care supplies, from July 1990 to July 1995. Mr. Gilleland was also Chairman and Chief Executive Officer of American Medical International, Inc. from January 1989 to November 1989 and of Intermedics, Inc. from August 1986 to January 1989. Mr. Gilleland is also a of DuPuy, Inc., Physicians Resource Group, Quest Medical Inc., Remington Arms and Tyco International, Ltd.

     Leonard Green has served as a director of the Company since April 1992. Mr. Green has been President and Chief Executive Officer of Green Management and Investment Co., a private investment management company, since 1985. From 1980 to 1985, Mr. Green served as President and Chief Executive Officer of Yuma Management Corp., the general partner of Universal Home Health Care Associates, which was subsequently merged into Quality Care, Inc., a home health care company. Mr. Green is also a director of Apria Healthcare Group, Inc., Cyro
Cell International, Inc. and Nu-Tech Bio-Med, Inc.

     Peter A. Joseph has served as a director of the Company since October 1991. Mr. Joseph has been a general partner of JLL Associates L.P. ("JLL Associates"), which is a general partner of the Joseph Littlejohn & Levy Fund, L.P. (the "JLL Fund"), since November 1990 and a partner of Joseph Littlejohn and Levy ("JLL") and its predecessors, a merchant banking firm and the sponsor of the JLL Fund, since July 1987. Mr. Joseph has also served as President of Lancer Industries, Inc. ("Lancer Industries"), an industrial holding company, since April 1992 and as Secretary and director of Lancer Industries since July 1989. Lancer Industries owns 100% of the capital stock of JLL Inc., which pursuant to contract manages the JLL Fund. Mr. Joseph is also a director of Fairfield Manufacturing Company, Inc. ("Fairfield") and Hayes Wheels International ("Hayes").

     Paul S. Levy has served as a director of the Company since October
1991. Mr. Levy has been a general partner of JLL Associates since November 1990 and a partner of JLL and its predecessors since May 1988. Mr. Levy has served as Chairman of the Board of Directors and Chief Executive Officer of Lancer Industries since July 1989. Mr. Levy is also a director of Fairfield, Foodbrands America, Inc. ("Foodbrands") and Hayes.

     Angus C. Littlejohn, Jr. has served as a director of the Company since October 1991. Mr. Littlejohn has been the Chairman of the Board and Chief Executive Officer of Littlejohn & Co., Inc., a merchant banking firm, since September 1996. Prior thereto he was a general partner of JLL Associates from November 1990 to September 1996 and a partner of JLL (and its predecessors) from July 1987 until September 1996. From July 1989 until April 1992, Mr. Littlejohn also served as President of Lancer Industries. Mr. Littlejohn is also a director of Foodbrands and Freedom Chemical Company.

     John F. Nickoll has served as a director of the Company since April 1994. He has been Chairman of the Board of Directors, President and Chief Executive Officer of The Foothill Group, Inc. ("Foothill"), an asset-based lender and asset management company, since October 1995. From 1984 to October
1995 Mr. Nickoll was President, Vice Chairman of the Board of Directors, Co-Chief Executive Officer and Chief Operating Officer of Foothill. From
1977 to 1984, he was President and Vice Chairman of the Board of Directors of Foothill and from 1970 to 1976, he was Executive Vice President and Vice Chairman of the Board of Directors of Foothill. Mr. Nickoll also is a director of CIM-High Yield Securities, Inc. and Regency Health Services.

     John J. O'Shaughnessy has served as a director of the Company since
April 1994. He has been President of Strategic Management Associates, Inc., a health care consulting firm in Washington, D.C., since 1988. From 1986 to 1988, he was Senior Vice President of the Greater New York Hospital Association, and from 1983 to 1986 he was Assistant Secretary for Management and Budget of the Department of Health and Human Services, Washington, D.C.

     M. Lee Pearce, M.D. has served as a director of the Company since March 1993. Dr. Pearce is and has been for the last five years a private investor. Dr. Pearce also serves as a director of IVAX Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership in the Company's common stock and other equity securities of the Company. Such officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during its fiscal year ended August 31, 1996, the Company believes that none of its officers, directors and greater than 10% stockholders failed to file on a timely basis, as disclosed in such reports, reports required by Section 16(a) of the Exchange Act during the Company's fiscal year ended August 31, 1996, except that two directors of the Company (Messrs. Leonard Green and John F. Nickoll) each filed one Form 4 late failing in each case to report one transaction on a timely basis, in Mr. Green's case about one week late and in Mr. Nickoll's case about one month late.

Item 11.  Executive Compensation.

     The following table sets forth, for the three fiscal years ended August 31, 1996, the compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officers"):

                                            SUMMARY COMPENSATION TABLE
                                                                                                     Long -Term
                                                                                                    Compensation
                                                                                                    ------------

                                                         Annual Compensation                           Awards

                                        -----------------------------------------------------       ------------
                                                                                                     Securities         All Other
                                        Fiscal                                Other Annual           Underlying        Compensation
Name and Principal Position              Year      Salary($)   Bonus($)    Compensation($)(a)        Options(#)         ($)(a)(b)
--------------------------------------- ------     --------    --------    ------------------       ------------       ------------

Charles N. Martin, Jr.................   1996      800,000     825,000              (c)                      --              3,306
   Chairman of the Board, President and  1995      750,000     685,125              (c)                      --              6,198
   Chief Executive Officer               1994      600,000     820,000        1,244,755               1,400,000              8,649

William L. Hough(d)...................   1996      550,000     550,000              (c)                 175,000              3,515
  Executive Vice President and           1995      102,899        --                (c)                 175,000                 --
  Chief Operating Officer                1994           --        --                 --                      --                 --

Keith B. Pitts........................   1996      466,668     475,000              (c)                  50,000              2,836
   Executive Vice President and          1995      450,000     450,000              (c)                      --              1,980
   Chief Financial Officer               1994      363,333     300,000          211,145                 335,000              7,122

Anthony C. Krayer.....................   1996      290,000     159,500              (c)                  60,000              2,714
   Senior Vice President-Operations      1995      290,000     145,000              (c)                      --              6,514
                                         1994      291,474        --                (c)                  30,000              4,497

Raymond Denson........................   1996      275,000     203,500              (c)                  15,000              2,714
  Senior Vice President-Operations       1995      271,667     165,000              (c)                      --              6,531
                                         1994      256,667     100,000              (c)                  55,000              7,869

------------------

(a) Other Annual Compensation for Mr. Martin in 1994 includes $1,233,675 related to principal and accrued interest forgiven under a loan made by the Company to Mr. Martin pursuant to his January 15, 1992 employment agreement. Other Annual Compensation for Mr. Pitts in 1994 includes $200,000 in a special relocation payment to reimburse him for losses on the sale of his residence in order for him to move to Nashville, Tennessee to commence employment with the Company. The 1994 loan forgiveness granted to Mr. Martin and the 1994 special relocation payment to Mr. Pitts were approved by the Compensation Committee of the Company's Board of Directors.

(b) The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the Named Executive Officers in fiscal 1996 (i) the following amounts of the Company's matching contributions made under the Company's 401(k) Plan: Mr. Martin: $2,714;
     Mr. Hough: $3,199; Mr. Pitts: $2,714; Mr. Krayer: $2,714; and
     Mr. Denson: $2,714; and (ii) the following amounts of insurance premiums paid by the Company with respect to group term life insurance: Mr. Martin:
     $592; Mr. Hough: $326; Mr. Pitts: $122; Mr. Krayer: $0; and Mr.
     Denson: $0.
(c) No such compensation was paid other than perquisites which have not been included because their aggregate value did not meet the reporting threshold of the lesser of $50,000 or 10 percent of salary plus bonus.
(d)  Mr. Hough's employment by the Company commenced on  May 30, 1995.

Stock Option Grants Fiscal Year 1996

     In the fiscal year ended August 31, 1996, the grants of stock options under the Company's stock- based employee benefit plans to the Named Executive Officers were as follows:

                                                                   OPTION GRANTS IN FISCAL YEAR 1996
                                                                           Individual Grants
                                ----------------------------------------------------------------------------------------------------
                                  Number of      Percent of                                               Potential Realizable Value
                                 Securities    Total Options                                              At Assumed Annual Rates of
                                 Underlying      Granted to                     Market Price              Stock Price Appreciation
                                   Options      Employees in      Exercise       on Date of   Expiration       for Option Term(a)
Name                             Granted(#)     Fiscal Year     Price ($/Sh)    Grant ($/Sh)     Date     0%($)    5%($)      10%($)
----                             ----------     -----------     ------------    ------------     ----     -----    -----      ------
Charles N. Martin, Jr.........      -0-              --             --              --            --         --        --         --
William L. Hough..............   125,000(b)         15.8            18.75           18.75      12/29/05     -0- 1,473,750  3,513,750
                                  50,000(c)         6.9             27.125          27.125     06/01/06     -0-   853,000  2,161,000
Keith B. Pitts................    50,000(c)         6.9             27.125          27.125     06/01/06     -0-   853,000  2,161,000
Anthony C. Krayer.............    45,000(b)         5.7             18.75           18.75      12/29/05     -0-   530,550  1,264,950
                                  15,000(c)         2.1             27.125          27.125     06/01/06     -0-   255,900    648,300
Raymond Denson................    15,000(c)         2.1             27.125          27.125     06/01/06     -0-   255,900    648,300

------------------

(a) The dollar amounts under these columns are the results of calculations at 0%, and at the 5% and 10% annual appreciation rates set by the Securities and Exchange Commission for illustrative purposes and, therefore, are not intended to forecast future financial performance or possible future appreciation, if any, in the price of the Company's common stock. Stockholders are, therefore, cautioned against drawing any conclusions from the appreciation data shown, aside from the fact that the optionees will only realize value from the option grants if the price of the Company's common stock appreciates, which would benefit all stockholders commensurately. The Company did not use an alternative formula for grant valuation as it is not aware of any formula which will determine, with reasonable accuracy, a present value based on future unknown or volatile factors. Also, these amounts do not take into account provisions of the options relating to termination of the options following termination of employment, nontransferability or the fact that the options will vest and become exercisable only if certain other events occur. See footnotes (b) and (c) below.
(b) These options become exercisable in full on November 29, 2005, provided they may become exercisable earlier (i) 100% upon a change of control of the Company, (ii) in whole or in part at any time at the discretion of the Compensation Committee of the Board of Directors, (iii) in five equal annual installments subject to the Company's satisfaction of certain performance criteria for each of its five fiscal years ended August 31, commencing August 31, 1996 and ending August 31, 2000, or (iv) 100% upon the Company's meeting different performance criteria for two consecutive fiscal years.
(c) These options become exercisable in full on May 1, 2006, provided they may become exercisable earlier (i) 100% upon a change of control of the Company, (ii) in whole or in part at any time at the discretion of the Compensation Committee of the Board of Directors, or (iii) in five equal annual installments subject to the Company's satisfaction of certain performance criteria for each of its five fiscal years ended August 31, commencing August 31, 1996 and ending August 31, 2000.

Stock Option Exercises, Holdings and Year-End Values

     The following table sets forth information with respect to the Named Executive Officers concerning their exercise of stock options during the fiscal year ended August 31, 1996 and in respect of the number and value of unexercised options held by each of them as of August 31, 1996.

                                  AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1996
                                       AND OPTION VALUES AT AUGUST 31, 1996

                                         Shares                             Number of Securities
                                        Acquired                           Underlying Unexercised          Value of Unexercised
                                           On            Value               Options At Fiscal            In-The-Money Options At
                                        Exercise       Realized                 Year-End(#)                Fiscal Year-End($)(a)
Name                                      (#)             ($)             Exercisable   Unexercisable   Exercisable   Unexercisable
----                                      ---             ---             -----------   -------------   -----------   -------------
Charles N. Martin, Jr...............      -0-             -0-              1,450,000         700,000    18,775,000        7,525,000
William L. Hough....................      -0-             -0-                     --         350,000            --        1,968,750
Keith B. Pitts......................      -0-             -0-                210,000         175,000     2,873,750        1,343,750
Anthony C. Krayer...................      -0-             -0-                 12,000          78,000       129,000          508,500
Raymond Denson......................      -0-             -0-                 89,400          48,000     1,689,482          354,750

------------------

(a) The closing price for the Company's common stock as reported by the New York Stock Exchange on August 30, 1996, was $25.75. Value is calculated on the basis of the difference between the option exercise price and $25.75 multiplied by the number of shares of the Company's common stock underlying the options.

Compensation of Directors

     Each director who is neither a Company employee nor officer is entitled to receive $20,000 per year and each director is entitled to reimbursement for all out-of-pocket expenses to attend meetings. In addition, each non-employee member of a committee of the Board is entitled to receive $1,000 for each committee meeting he attends that is not held in conjunction with a meeting of the Board of Directors. Also, pursuant to the OrNda HealthCorp Outside Directors Stock Option Plan, upon initial election to the Board of Directors, a non-employee director is granted an option to acquire 5,000 shares of the Company's common stock on the last Friday of the month of such director's election to the Board and on the last Friday of January of each year thereafter each non-employee director is granted an option to acquire 2,500 shares of the Company's common stock. Such options are granted at fair market value, that is, at a price equal to the closing price per share of the Company's common stock on the New York Stock Exchange on the last trading day immediately before the day on which the option is granted.

Employment Contracts and Termination of Employment Arrangements

     In January 1992, the Company entered into an employment agreement with Charles N. Martin, Jr., which was amended in June 1995 (the "Martin Agreement"), pursuant to which Mr. Martin agreed to serve as Chairman of the Board and Chief Executive Officer of the Company. The Martin Agreement is for a five year term expiring January 15, 1997 and is automatically extended thereafter for additional one year terms unless either the Company or Mr. Martin elects not to extend the term (the "Martin Term").

     The Martin Agreement provides that Mr. Martin will receive a base salary of $500,000 per year (or such greater amount as the Board of Directors of the Company may determine -- as of November 1, 1996, Mr. Martin's base salary was $825,000), annual bonuses in such amounts as the Board of Directors of the Company may determine, reimbursement for certain expenses incurred by Mr. Martin and pension, medical and other customary employee benefits.

     Upon the Company's termination of Mr. Martin's employment prior to a Change of Control (as defined in the Martin Agreement) other than for Cause or Disability (each as defined in the Martin Agreement) (a) prior to January 15, 1997, Mr. Martin will receive an amount equal to three times, and (b) on and after January 15, 1997, Mr. Martin will receive an amount equal to two times his base salary and an amount equal to the average of his annual bonuses actually paid to him with respect to the two years immediately preceding the year in which such termination of employment occurs, such amount payable in substantially equal monthly installments over the remainder of the Martin Term. Also, the Company will continue to provide Mr. Martin with medical, life insurance and certain other employee benefits over the remainder of the Martin Term.

     Upon termination of Mr. Martin's employment with the Company after a Change of Control (i) by the Company other than for Cause or Disability or (ii) by Martin for Good Reason (as defined in the Martin Agreement), Mr. Martin will receive a lump-sum payment (payable not later than five days after his termination of employment) in an amount equal to three times his base salary and an amount equal to the average of his annual bonuses paid to him with respect to the two years immediately preceding the year in which such termination of employment occurs. Also, the Company will continue to provide Mr. Martin with medical, life insurance and certain other employee benefits over the remainder of the Martin Term.

     Pursuant to the Martin Agreement (i) in January 1992 Mr. Martin purchased from the Company 1,000,000 shares of the Company's common stock (the "Martin 1992 Stock Purchase") for a purchase price of $7.75 per share ($5.50 less than the closing price of the shares on the Nasdaq National Market System on such date) by delivering to the Company $10,000 and a promissory note (the "Purchase Money Promissory Note") in the amount of $7,740,000 due January 1993, bearing interest at the prime rate as announced by Citibank, N.A. from time to time, (ii) the Company adopted certain amendments to its 1991 Stock Option Plan and granted to Mr. Martin an option (the "1992 Option") thereunder to purchase 750,000 shares of Common Stock at an exercise price per share of $10.75, and
(iii) the Company adopted its 1992 Management Equity Plan (the "1992 Plan") and agreed to grant to Mr. Martin, upon his request, an option under the 1992 Plan to purchase up to 2.2 million shares of the Company's common stock at $20.00 per share. However, in April 1994 the Company terminated the 1992 Plan and received stockholders approval for adoption of its 1994 Management Equity Plan under which the Company satisfied its obligations to Mr. Martin in this regard by granting him an option in June 1994 to purchase 1,400,000 shares of the Company's common stock under the 1994 Management Equity Plan (the "1994 Option"). The Company recorded a $4.2 million non-cash charge for the fiscal year ended August 31, 1992 related to Mr. Martin's 1992 purchase of the Company's common stock and the grant to Mr. Martin of the 1992 Option. The 1994 Option was granted with an exercise price equal to the market price of the shares on the date of grant ($15.00) and, as a result, the Company recorded no charge related to the grant of the 1994 Option. On January 15, 1993, Mr. Martin repaid the full amount of the Purchase Money Promissory Note plus accrued interest.

     Generally, the 1992 Option became exercisable as to one-third of the shares covered thereby on each of the first three anniversaries of the date the 1992 Option was granted, and terminates on the tenth anniversary of such date of grant or upon the earlier termination of Mr. Martin's employment with the Company. The 1992 Option is currently exercisable in respect of all 750,000 shares. Upon termination of Mr. Martin's employment by the Company in breach of the Martin Agreement or by Mr. Martin for Good Reason (as defined in the Martin Agreement) the expiration of the 1992 Option will be delayed until one year following such termination of employment.

     The 1994 Option is currently exercisable in respect of 840,000 shares
(i.e. it is 60% vested) and becomes exercisable in full on June 22, 2004, provided the 1994 Option may become exercisable earlier (i) 100% upon a change of control of the Company, (ii) in whole or in part at any time at the discretion of the Compensation Committee of the Board of Directors, (iii) in two 20% installments subject to the Company's satisfaction of certain performance criteria for its fiscal years ending August 31, 1997 and August 31, 1998, or (iv) 100% upon the Company's meeting different performance criteria for two consecutive fiscal years.

     Pursuant to the Martin Agreement, at Mr. Martin's request in 1992 the Company loaned to Mr. Martin $1,375,000 (the "1992 Martin Loan") which was an amount sufficient to pay Mr. Martin's income taxes with respect to the Martin 1992 Stock Purchase due as a result of the shares being purchased at a price less than their fair market value on the date of purchase. The principal of the 1992 Martin Loan was due February 13, 1997 and bore interest at a rate equal to the prime rate announced by Citibank, N.A. from time to time which interest was due annually on each February 13 after the loan was made. The 1992 Martin Loan was forgiven by the Company on June 22, 1994 on which date $1,176,617 in principal and $57,058 in accrued interest was outstanding on such loan. In addition, the Martin Agreement provides certain registration rights with respect to the shares of the Company's common stock purchased by Mr. Martin pursuant to the Martin Agreement, as well as the shares of the Company's common stock which may be acquired by him pursuant to the 1992 Option and the 1994 Option. The Company was obligated under the Martin Agreement to reimburse Mr. Martin for up to $300,000 of reasonable expenses incurred by Mr. Martin in connection with a business controlled by Mr. Martin during the period from September 1, 1991 until January 15, 1992 and reasonable legal fees incurred by Mr. Martin in connection with the Martin Agreement.

     Effective May 1, 1996, the Company entered into an employment agreement with William L. Hough (the "Hough Agreement") pursuant to which Mr. Hough agreed to serve as Executive Vice President and Chief Operating Officer of the Company. The Hough Agreement is for a three year term expiring May 1, 1999, provided until May 1, 1998, at the end of each day the term of the Hough Agreement shall automatically be extended for an additional day (the "Hough Term"). Also, the Hough Term is automatically extended on May 1, 2001 and each May 1 thereafter for additional one year terms unless either the Company or Mr. Hough elects not to extend the Hough Term.

     The Hough Agreement provides that Mr. Hough will receive a base salary of $550,000 per year or such greater amount as the Board of Directors of the Company may determine. As of November 1, 1996, Mr. Hough's base salary under the Hough Agreement was $550,000. Pursuant to the Hough Agreement Mr. Hough is also to receive annual bonuses in such amounts as the Board of Directors of the Company may determine, and pension, medical and other customary employee benefits.

     Upon termination of Mr. Hough's employment with the Company by the Company prior to a Change of Control (as defined in the Hough Agreement) other than for Cause or Disability (each as defined in the Hough Agreement), Mr. Hough will receive an amount equal to the lesser of (i) three times and (ii) the greater of two and the number of years remaining in the Hough Term, times his base salary and an amount equal to the average of his annual bonuses actually paid to him with respect to the two years immediately preceding the year in which such termination of employment occurs, such amount payable in substantially equal monthly installments over the remainder of the Hough Term. Also, in such event the Company will continue to provide Mr. Hough with medical, life insurance and certain other employee benefits over the remainder of the Hough Term.

     Upon termination of Mr. Hough's employment with the Company after a Change of Control (i) by the Company other than for Cause or Disability or (ii) by Mr. Hough for Good Reason (as defined in the Hough Agreement), Mr. Hough will receive a lump-sum payment (payable not later than five days after his termination of employment) in an amount equal to three times his base salary and an amount generally equal to the average of his annual bonuses paid to him with respect to the two years immediately preceding the year in which such termination of employment occurs. Also, the Company will provide Mr. Hough with medical, life insurance and certain other employee benefits over the remainder of the Hough Term.

     Effective March 1, 1995, the Company entered into an employment agreement with Keith B. Pitts (the "Pitts Agreement") pursuant to which Mr. Pitts agreed to serve as Executive Vice President and Chief Financial Officer of the Company. The Pitts Agreement is for a three year term expiring March 1, 1998, provided until March 1, 1997, at the end of each day the term of the Pitts Agreement shall automatically be extended for an additional day (the "Pitts Term"). Also, the Pitts Term is automatically extended on March 1, 2000 and each March 1 thereafter for additional one year terms unless either the Company or Mr. Pitts elects not to extend the Pitts Term.

     The Pitts Agreement provides that Mr. Pitts will receive a base salary of $450,000 per year or such greater amount at the Board of Directors of the Company may determine. As of November 1, 1996, Mr. Pitts' base salary under the Pitts Agreement was $475,000. Pursuant to the Pitts Agreement Mr. Pitts is also to receive annual bonuses in such amounts as the Board of Directors of the Company may determine, and pension, medical and other customary employee benefits.

     Upon termination of Mr. Pitts' employment with the Company by the Company prior to a Change of Control (as defined in the Pitts Agreement) other than for Cause or Disability (each as defined in the Pitts Agreement), Mr. Pitts will receive an amount equal to the lesser of (i) three times and (ii) the greater of two and the number of years remaining in the Pitts Term, times his base salary and an amount equal to the average of his annual bonuses actually paid to him with respect to the two years immediately preceding the year in which such termination of employment occurs, such amount payable in substantially equal monthly installments over the remainder of the Pitts Term. Also, in such event the Company will continue to provide Mr. Pitts with medical, life insurance and certain other employee benefits over the remainder of the Pitts Term.

     Upon termination of Mr. Pitts' employment with the Company after a Change of Control (i) by the Company other than for Cause or Disability or (ii) by Mr. Pitts for Good Reason (as defined in the Pitts Agreement), Mr. Pitts will receive a lump-sum payment (payable not later than five days after his termination of employment) in an amount equal to three times his base salary and an amount equal to the average of his annual bonuses paid to him with respect to the two years immediately preceding the year in which such termination of employment occurs. Also, the Company will provide Mr. Pitts with medical, life insurance and certain other employee benefits over the remainder of the Pitts Term.

     Each of the Martin, Hough and Pitts Agreements contains a provision insuring that the payments made thereunder are fully deductible by the Company for federal income tax purposes by reducing the payments which are actually made to the extent necessary to make such payments fully deductible by the Company.

Severance Protection Agreements

     Since the hospital management company industry is in a consolidation era and since the threat of a change of control of the Company may result in the distraction or even the departure of senior management personnel to the detriment of the Company and its stockholders, the Company has executed with (or, in a few cases, is in the process of executing with) 30 members of its senior management (including two of the

Named Executive Officers, Messrs. Denson and Krayer) so-called "severance protection agreements" ("SPA's") which provide such executives upon loss of their employment with reasonable severance payments and a reasonable continuation of their health care and related benefits which will induce such executives to remain in the Company's employ and encourage their continued attention to their assigned duties without concern for their individual personal financial and employment security. In order to obtain severance payments and other benefits under the SPA's, there would have to be both a Change in Control (as defined in the SPA's) of the Company plus the employment of the executive would have to be terminated (i) by the Company or by the successor entity other than for Cause (as defined in the SPA's), death, disability or reitrement or
(ii) by the executive for Good Reason (as defined in the SPA's) and not by the executive without Good Reason. Good Reason includes, without limitation, (i) any adverse change in the executive's title, authorities and responsibilities; (ii) a reduction in base salary except for across-the-board salary reductions similarly affecting all senior executives; and (iii) a relocation of the executive's office of more than 30 miles.

     The term of each SPA is until December 31, 1997 provided on January 1, 1998 and on each January 1 thereafter the term shall automatically be extended for one additional year unless the Company gives notice by September 30 of the preceding year that it does not want to extend the term. Once a Change of Control occurs, the SPA's extend for three (3) years after the Change of Control. However, each SPA terminates if the executive leaves the employ of the Company prior to a Change of Control.

     The SPA's provide that if any such executive's employment is terminated within three years after a Change in Control of the Company (other than a termination for Cause, etc. as set forth above), such executive will receive:
(a) a lump-sum payment equal to, with respect to the Company's Senior Vice Presidents (which includes two of the Named Executive Officers, Messrs. Denson and Krayer), two times, and with respect to its Vice Presidents, 1 1/2 times the sum of (1) such executive's annual base salary plus (2) the executive's target annual incentive bonus and (b) health care and related benefits as provided in the Company's plans until the earlier of (i) 18 months after termination of employment and (ii) new employment being obtained by the executive and the new employer commencing these types of benefits for the executive. Also, the SPA's contain a provision insuring that the payments made thereunder are fully deductible by the Company for federal income tax purposes by reducing the payments which are actually made to the extent necessary to make such payments fully deductible by the Company.

Indemnification Agreements

     The Company has entered into indemnification agreements with each of its directors and officers (an "Indemnitee") to provide contractual right to indemnification, to the maximum extent permitted by law, for expenses (including attorney's fees), judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by the Indemnitee in connection with any proceeding (including to the extent permitted by applicable law, any derivative action) to which he or she is, or is threatened to be made, a party by reason of his or her status as a director or officer.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of the Company's Board of Directors during the Company's fiscal year ended August 31, 1996 were Messrs. Peter A. Joseph, Richard A. Gilleland and M. Lee Pearce, M.D. None of these individuals was at any time during the fiscal year ended August 31, 1996, or at any time prior or subsequent thereto, an officer or employee of the Company or any of its subsidiaries.

There were no Compensation Committee interlocks or insider (employee) participation during the Company's fiscal year ended August 31, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of October 31, 1996, concerning shares of the Company's common stock held by (a) each director of the Company, (b) each executive officer of the Company named in the Summary Compensation Table (a "Named Executive Officer") set forth below, (c) all directors and executive officers of the Company as a group and (d) each other stockholder owning beneficially at least 5% of the outstanding common stock of the Company.

                                                                 Number of Shares                   Percentage
Directors                                                     Beneficially Owned (a)             Ownership(b)(c)
---------                                                     ----------------------             ---------------
Richard A. Gilleland..................................                 5,000(d)                         *
Leonard Green.........................................                 6,000(e)                         *
Peter A. Joseph.......................................             7,111,774(f)                      12.2%
Paul S. Levy..........................................             7,119,561(f)                      12.2%
Angus C. Littlejohn, Jr...............................                 5,000(g)                         *
Charles N. Martin, Jr.................................             2,575,000(h)                       4.4%
John F. Nickoll.......................................                40,498(d)                         *
John J. O'Shaughnessy.................................                41,000(d)                         *
M. Lee Pearce, M.D....................................               600,000(i)                       1.0%

Other Named Executive Officers
Raymond Denson........................................               106,914(j)                         *
William L. Hough......................................                70,759(k)                         *
Anthony C. Krayer.....................................                30,667(l)                         *
Keith B. Pitts........................................               250,764(m)                         *

Other
All directors and executive officers as a group
   (22 persons).......................................            11,134,746(n)                      19.1%
Joseph Littlejohn & Levy Fund, L.P.
   450 Lexington Avenue
   New York, NY  10017................................             7,111,774(o)                      12.2%

------------------

(a) Unless other indicated, each stockholder shown in the table has sole voting and investment power with respect to the shares beneficially owned. The number of shares shown as beneficially owned includes all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days.
(b) The percentages of beneficial ownership as to each person, entity or group assume that all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not those held by others shown in the table, have been exercised or converted.
(c) An asterisk (*) in the table means percentage ownership of less than one percent. Percentages are calculated based on 58,362,456 shares of the Company's common stock outstanding as of October 31, 1996.
(d)  Includes exercisable options in respect of 5,000 shares.
(e) 1,000 of these shares are owned by Mr. Green's wife. Mr. Green disclaims beneficial ownership of such 1,000 shares. Includes exercisable options in respect of 5,000 shares.
(f) Based on information set forth in the Schedule 13D Amendments No. 13 and 14 made by the JLL Fund and other reporting persons which were filed with the Securities and Exchange Commission on October 21, 1996 and October

     28, 1996, respectively. All of such shares, other than 7,787 shares beneficially owned by Mr. Levy, are owned by the JLL Fund. Messrs. Joseph and Levy are officers and directors of Lancer Industries, limited partner of JLL Associates and the owner of 100% of the capital stock of JLL Inc. which pursuant to contract manages the JLL Fund. Messrs. Joseph and Levy are each general partners of JLL Associates, which is the general partner of the JLL Fund. Except with respect to 7,787 shares owned by Mr. Levy, Messrs. Joseph and Levy disclaim beneficial ownership of all of such shares. Includes exercisable options in respect of 15,000 shares. Messrs. Joseph and Levy and Angus C. Littlejohn have entered into agreements or arrangements intended to give the economic benefits of such options when exercised to JLL, Inc., the manager of the JLL Fund, which may result in an economic benefit to JLL Funds' investors. Thus, Messrs. Joseph, Levy and Littlejohn disclaim beneficial ownership of such options. See Note (g) below.
(g) Includes exercisable options in respect of 5,000 shares. Mr. Littlejohn has entered into agreements or arrangements intended to give the economic benefits of such options when exercised to JLL, Inc., the manager of the JLL Fund, which may result in an economic benefit to JLL Funds' investors. Thus, Mr. Littlejohn disclaims beneficial ownership of such options.
(h)  Includes exercisable options in respect of 1,590,000 shares.
(i) Dr. Pearce has sole voting control over 200,000 of these shares which are owned by a charitable organization and as to which shares Dr. Pearce disclaims any beneficial ownership. By virtue of the Letter Agreement dated February 9, 1993 among Dr. Pearce, Mr. Rudy Noriega and the JLL Fund, the JLL Fund and Messrs. Joseph and Levy may be deemed to have a beneficial ownership interest in all of such 600,000 shares. Each of such persons has disclaimed beneficial ownership of such shares.
(j)  Includes exercisable options in respect of 103,400 shares.
(k)  Includes exercisable options in respect of 70,000 shares.
(l)  Includes exercisable options in respect of 30,000 shares.
(m)  Includes exercisable options in respect of 245,000 shares.
(n)  Includes exercisable options in respect of 2,351,741 shares.
(o)  Messrs. Joseph and Levy may be deemed to beneficially own such shares.
     Each of such persons has disclaimed beneficial ownership of such shares. See Note (f) above.

     In answer to the information required by Item 403(c) of Regulation S-K, the Company incorporates by reference herein the information set forth in Item 1-"Business-Recent Developments-Proposed Merger" of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

     In 1995 the Company created a Corporate Compliance Program to ensure that high ethical standards are observed in the operation of the Company's business and to ensure that the Company and its employees act in full compliance with all applicable laws and regulations. To assist the Company in this endeavor, in May 1995 the Company engaged Strategic Management Systems, Inc. ("SMS") to give its expert advise (the "Compliance Consulting") to the Company in the designing of the Program and in its initial implementation (including the initiation of an 800 number "hotline" for employees to report compliance matters, even on an anonymous basis if so desired by the employee) and to head-up the Company's initial employee training program in respect of compliance matters (the "Compliance Training"). In the Compliance Training, SMS assisted the Company in educating the Company's 26,000 employees as to the standards of conduct set forth in the Company's detailed Corporate Compliance Handbook and also educated the Company's Human Resources professionals on how to handle solely by themselves Handbook education in the future in respect of new employees. SMS's President, Richard P. Kusserow, was the Inspector General of the federal Department of Health and Human Services from 1981 to 1992. For the Compliance Consulting, the Company paid SMS $12,000 a month for each of the 12 months commencing May 9, 1995 and ended May 8, 1996 and for Compliance Consulting and Compliance Training the Company is paying SMS $6,000 a month for each of the 12 months commencing June 1, 1996 and ending May 31, 1997 plus $200 per hour for consulting work in excess of 33 hours per month; and for Compliance Training during the period July 1995 until January 1996, the Company paid SMS $230,000, in each case plus reasonable out-of-pocket expenses incurred in performing the services for the Company. Also, in June 1995 the Company first subscribed to the Fraud and Abuse Control Information System ("FACIS")(TM), a computerized data base to assist those in the health care field to detect fraud and abuse by identifying individuals and entities found by governmental agencies to have engaged in fraudulent or abusive activities. Access to FACIS was purchased by the Company from Governmental Management Services, Inc. ("GMS") at an annual subscription cost of $5,000 for the twelve months ended June 30, 1996 plus the following additional charges: $10 for computer log-on and first 5 minutes of use; $1 each additional minute of on-line time; and $5 for downloading of provider records. The Company purchased access to FACIS for the twelve months ended July 31, 1997 for a total subscription cost of $10,000. John
J. O'Shaughnessy, a current director of the Company, is the Chairman of the Board of SMS and of GMS and owns approximately 60% of the capital stock of each of SMS and GMS.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) and (2) List of Financial Statements and Financial Statement
                    Schedules. The response to this portion of Item 14 is submitted as a separate section of this report. See page F-1.

     (a)(3)    List of Exhibits.(1)

Exhibit
   No.                              Description
-------                             -----------

2.1 Agreement and Plan of Merger, dated as of October 16, 1996, among Tenet Healthcare Corporation, OHC Acquisition Co. and the Company. (Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K dated October 16, 1996.)

3.1 Restated Certificate of Incorporation of the Company as currently in effect. (Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated October 15, 1991.)

3.2 Certificate of Amendment to the Company's Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 19, 1994.)

3.3 By-Laws of the Company. (Incorporated by reference to Exhibit 4(c) included in Company's Registration Statement on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act"),
         File No. 33-81778.)

4.1 Certificate of Designation of Payable-in-Kind Cumulative Redeemable Convertible Preferred Stock of the Company. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form
         S-1 under the Securities Act, File No. 33-46876.)

4.2 Certificate of Correction of Certificate of Designation of Payable-in-Kind Cumulative Redeemable Convertible Preferred Stock. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the Securities Act,
         File No. 33-46876.)

4.3 Certificate of Elimination of Provisions of the Restated Certificate of Incorporation of OrNda HealthCorp Relating to the Preferences and Rights of the Redeemable Convertible Preferred Stock. (Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1993.)

------------------
         (1)Copies of Exhibits to Form 10-K will be furnished upon the written request of any stockholder of the Company at a charge of $.25 per page plus postage.

4.4 Indenture relating to the 12 1/4% Senior Subordinated Notes of the Company (the "12 1/4% Notes") due 2002 dated as of May 15, 1992, between the Company and U.S. Trust Company of Texas, N.A., as Trustee, including form of Note. (Incorporated by reference to Exhibit 1 filed with the Company's Current Report on Form 8-K dated May 28, 1992.)

4.5 First Supplemental Indenture relating to the 12 1/4% Notes, dated as of April 19, 1994 by and among Company, Summit Health Ltd. and U.S. Trust Company of Texas, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-3 under the Securities Act, File No. 33-54651.)

4.6 Second Supplemental Indenture relating to the 12 1/4% Notes, dated as of November 1, 1994, by and among the Company, Summit Hospital Corporation and U.S. Trust Company of Texas, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1994.)

4.7 Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 27, 1995, among the Company, Summit Hospital Corporation and AHM Acquisition Co., Inc. as the Borrowers, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia ("Scotiabank") as Administrative Agent for the Lenders, Scotiabank and Citicorp USA, Inc. ("Citicorp") as Co-Syndication Agents for the Lenders, and Citicorp as Documentation Agent for the Lenders. (Incorporated by reference to Exhibit 4 filed with the Company's
          Current Report on Form 8-K dated October 30, 1995.)(2)

10.1 1990 Stock Option Plan of the Company. (Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1990.)*

10.2 Form of Indemnification Agreement between the Company and each of its directors and executive officers. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the Securities Act, File No. 33-34712.)*

10.3 Employment Agreement dated as of January 15, 1992 between the Company and Charles N. Martin, Jr. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the Securities Act, File No. 33-46876.)*

10.4 Amended 1991 Stock Option Plan. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the Securities Act, File No. 33-46876.)*

10.5 Amended 1991 Stock Accumulation Plan. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the Securities Act, File No. 33-46876.)*

10.6 Amended and Restated Incentive Bonus Plan. (Incorporated by reference from Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.)*

------------------
     (2)The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of its long-term debt. Such instruments are not being listed or filed herein since the amount of debt with respect to any such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries.

     *Management compensatory plan or arrangement.

10.7     Summit Health Ltd. Stock Option Plan. (Incorporated by reference to
         Exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1994.)*

10.8 Summit Health Ltd. 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1994.)*

10.9 American Healthcare Management, Inc. 1990 Non-Employee Directors' Stock Plan. (Incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1994.)*

10.10 Description of car allowance plan for OrNda officers. (Incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1995.)*

10.11 Tax Planning and Medical Expense Benefit Plan. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1995.)*

10.12 Asset Purchase Agreement, dated as of November 10, 1994, among St. Luke's Health System, St. Luke's Rehabilitation Center, Inc., St. Luke's La Ciudad Corporation and OrNda HealthCorp of Phoenix, Inc. (Incorporated by reference to Exhibit 2.1 filed in the Company's Current Report on Form 8-K dated February 13, 1995.)

10.13 First Amendment to Asset Purchase Agreement dated as of January 31, 1995 among St. Luke's Health System, St. Luke's Rehabilitation Center, Inc., St. Luke's La Ciudad Corporation and OrNda HealthCorp of Phoenix, Inc. (Incorporated by reference to Exhibit 2.2 filed in the Company's Current Report on Form 8-K dated February 13, 1995.)

10.14 1994 Annual Incentive Plan for Officers of OrNda HealthCorp. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.)*

10.15 Employment Agreement dated as of March 1, 1995 between the Company and Keith B. Pitts. (Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.)*

10.16 Amendment No. 1 to Employment Agreement dated as of June 1, 1995, between the Company and Charles N. Martin, Jr. (Incorporated by reference to Exhibit 10.22 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1995.)*

10.17 Forms of Stock Option Agreement between the Company and its officer stock option grantees for its June 1994 and August 1995 stock option grants. (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1995.)*

10.18 Resignation Agreement dated as of August 31, 1995, between the Company and Donald J. Amaral. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended
         August 31, 1995.)*

------------------
     *Management compensatory plan or arrangement.

10.19 Registration Rights Agreement dated as of February 9, 1993, among the Company, Rudy J. Noriega and M. Lee Pearce, M.D. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended August 31, 1994.)

10.20 Registration Rights Agreement dated as of April 19, 1994, among the Company, John W. Gildea, Gildea Management Co., The Network Company II Limited, John F. Nickoll and The Foothill Group, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended August 31, 1994.)

10.21 Employment Agreement dated as of March 1, 1996 between the Company and William L. Hough.*

10.22 Form of Stock Option Agreement between the Company and its executive office stock option grantees for its April 1996 stock option grants. (Incorporated by reference to Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.)*

10.23 OrNda HealthCorp Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit B to the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on December 8, 1995.)*

10.24 OrNda HealthCorp 1994 Management Equity Plan, as amended on January 19, 1996. (Incorporated by reference from Exhibit 4(d) to the Company's Registration Statement No. 333-399 on Form S-8, filed with the Securities and Exchange Commission under the Securities Act of 1933 on January 24, 1996.)*

10.25 Form of Stock Option Agreement between the Company and its executive officer stock option grantees for its November 1995 stock option grants. (Incorporated by reference from Exhibit 10 to the Company's Quarterly Report Form 10-Q for the quarter ended November 30, 1995).*

10.26 Form of Stock Option Agreement between the Company and its directors under its Outside Directors Stock Option Plan.*

10.27 First Amendment and Limited Waiver to Amended and Restated Credit, Security, Guaranty and Pledge Agreement dated as of September 12, 1996 among the Company, OrNda Hospital Corporation and AHM Acquisition Co., Inc. as the Borrowers, the Guarantors named therein, the Lenders named therein, Scotiabank as Administrative Agent for the Lenders and Scotiabank and Citicorp as Co-Syndication Agents for the Lenders.

10.28 Stock Option Agreement, dated October 17, 1996, between the Company, as Grantee, and Tenet Healthcare Corporation, as Issuer. (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated October 16, 1996.)

10.29 Stock Option Agreement, dated October 17, 1996, between the Company, as Issuer, and Tenet Healthcare Corporation, as Grantee. (Incorporated by reference to Exhibit 10.2 filed with the Company's Form 8-K dated October 16, 1996.)

------------------
     *Management compensatory plan or arrangement.

11       Statement re computation of per share earnings.

21       List of Subsidiaries of the Company.

23       Consent of Ernst & Young LLP

24       Powers of Attorney

27 Financial Data Schedule (included only in filings under the Electronic Data Gathering Analysis and Retrieval System)

99.1 Stockholder Voting Agreement, dated as of October 17, 1996, between Tenet Healthcare Corporation and Charles N. Martin, Jr. (Incorporated by reference to Exhibit 99.1 as filed with the Company's Form 8-K dated October 16, 1996.)

99.2 Stockholder Voting Agreement, dated as of October 17, 1996, between Tenet Healthcare Corporation and Joseph Littlejohn & Levy Fund, L.P. (Incorporated by reference to Exhibit 99.2 as filed with the Company's Form 8-K dated October 16, 1996.)



(b) Reports on Form 8-K. One report on Form 8-K was filed by the Company during the fiscal quarter ended August 31, 1996 as follows:

Date of                                                        Any Financial
Current Report                 Item(s) Reported                Statements Filed
--------------                 ----------------                ----------------
June 25, 1996                  Item 5-Other Events                    No
                               Item 7(c)-Exhibits

(c) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith with this report or are incorporated by reference and are contained in the Exhibits listed in response to Item 14(a)(3).

(d) Financial Statement Schedules Required by Regulation S-X. Reference is hereby made to pages F-1 and F-24 of this report for financial statement schedules required by Regulation S-X.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ORNDA HEALTHCORP                                 Date
           (Registrant)

         By: /s/ Charles N. Martin, Jr.                   November 13, 1996
                 Charles N. Martin, Jr.
                 Chairman of the Board, President
                 and  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                                         Date

/s/ Charles N. Martin, Jr.        Chairman of the Board, President and          November 13, 1996
Charles N. Martin, Jr.            Chief Executive Officer
                                  (Principal Executive Officer)

/s/ Keith B. Pitts                Executive Vice President &                    November 13, 1996
Keith B. Pitts                    Chief Financial Officer
                                  (Principal Financial Officer)

/s/ Phillip W. Roe                Senior Vice President, Controller &           November 13, 1996
Phillip W. Roe                    Chief Accounting Officer
                                  (Principal Accounting Officer)

     This report has been signed on behalf of the following directors, constituting, together with the director signing above, at least a majority of the Board of Directors, pursuant to powers of attorney duly executed by such individuals, by Keith B. Pitts, Attorney-in-Fact, signing his name hereto:

                                  Leonard Green
                                 Peter A. Joseph
                                  Paul S. Levy
                              John J. O'Shaughnessy


/Keith B. Pitts                                           November 13, 1996
Keith B. Pitts                                                   Date

                           ANNUAL REPORT ON FORM 10-K

ITEM 14(a) (1) and (2)

                        ORNDA HEALTHCORP AND SUBSIDIARIES

                          INDEX OF FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries are included in Item 8:


                                                                        Page No.

        Consolidated Statements of Operations - Years Ended
              August 31, 1994, 1995 and 1996..............................F-3

        Consolidated Balance Sheets - August 31, 1995 and 1996............F-4

        Consolidated Statements of Shareholders' Equity -
              Years Ended August 31, 1994, 1995 and 1996..................F-5

        Consolidated Statements of Cash Flows - Years Ended
              August 31, 1994, 1995 and 1996..............................F-6

        Notes to Consolidated Financial Statements........................F-7

The following consolidated financial statement schedule of the Company and its subsidiaries is included in Item 14(d):

        Schedule VIII - Valuation and Qualifying Accounts.................F-24

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

Report of Independent Auditors

Board of Directors and Shareholders
OrNda HealthCorp

     We have audited the accompanying consolidated balance sheets of OrNda HealthCorp and Subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OrNda HealthCorp and Subsidiaries at August 31, 1995 and 1996, and the consolidated results of operations and cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                              ERNST & YOUNG LLP

Nashville, Tennessee
October 25, 1996

                                         ORNDA HEALTHCORP AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)


                                                                                    Year Ended August 31,
                                                                     --------------------------------------------------
                                                                          1994              1995               1996
                                                                     -------------      -------------     -------------




Total Revenue                                                        $   1,274,359      $   1,842,701     $   2,147,232
Costs and Expenses:
     Salaries and benefits                                                 574,152            803,081           935,386
     Supplies                                                              158,884            236,189           291,570
     Purchased services                                                    119,095            207,599           203,219
     Provision for doubtful accounts                                        86,249            122,193           141,833
     Other operating expenses                                              156,474            211,606           230,786
     Depreciation and amortization                                          66,765             85,170           103,828
     Interest expense                                                       83,428            109,100           107,243
     Interest income                                                        (2,862)            (4,582)           (4,399)
     Special executive compensation                                          2,530                 --                --
     Merger transaction expenses                                            29,992                 --                --
     Loss (gain) on asset sales                                             45,272               (973)               --
     Minority interests                                                      3,999                240             7,781
                                                                     -------------      -------------     -------------
                                                                           (49,619)            73,078           129,985
Income from investments in Houston
     Northwest Medical Center                                                3,634             14,006             5,128
                                                                     -------------      -------------     -------------
Income (loss) before income tax
     expense and extraordinary items                                       (45,985)            87,084           135,113
Income tax expense                                                           1,057             15,772            35,242
                                                                     -------------      -------------     -------------
Income (loss) before extraordinary items                                   (47,042)            71,312            99,871
Extraordinary items                                                        (12,296)                --                --
                                                                     -------------      -------------     -------------

Net income (loss)                                                         ( 59,338)            71,312            99,871
Preferred stock dividend requirements                                       (1,867)            (2,000)             (332)
                                                                     -------------      -------------     -------------
Net income (loss) applicable to common
     and common equivalent shares                                    $     (61,205)     $      69,312     $      99,539
                                                                     =============      =============     =============
Earnings (loss) per common and
     common equivalent share:
          Income (loss) before extraordinary items                   $       (1.29)     $        1.53     $        1.73
          Extraordinary items                                                (0.33)                --                --
                                                                     -------------      -------------     -------------
          Net income (loss)                                          $       (1.62)     $        1.53     $        1.73
                                                                     =============      =============     =============
Earnings (loss) per share assuming full dilution:
          Income (loss) before extraordinary items                   $       (1.29)     $        1.51     $        1.72
          Extraordinary items                                                (0.33)                --                --
                                                                     -------------      -------------     -------------
          Net income (loss)                                          $       (1.62)     $        1.51     $        1.72
                                                                     =============      =============     =============
Weighted average common and dilutive
     common equivalent shares outstanding                                   37,879             45,294            57,509
                                                                     =============      =============     =============
Weighted average common shares outstanding
     assuming full dilution                                                 37,879             47,382            58,064
                                                                     =============      =============     =============

                                            See the accompanying notes.

                                         ORNDA HEALTHCORP AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                                           As of August 31,
                                                                              ---------------------------------------
                                                                                   1995                      1996
                                                                              -------------             -------------
                                                       ASSETS
Current Assets:
     Cash and cash equivalents                                                $       4,963             $      17,435
     Patient accounts receivable, net of allowance
          for uncollectible accounts  of $58,632 and
          $78,447 at August 31, 1995 and 1996, respectively                         307,601                   379,874
     Supplies, at cost                                                               34,097                    42,168
     Other                                                                           57,052                    86,338
                                                                              -------------             -------------
          Total Current Assets                                                      403,713                   525,815
Property, Plant and Equipment, at cost:
     Land                                                                           126,436                   152,449
     Buildings and improvements                                                     870,352                 1,062,953
     Equipment and fixtures                                                         359,979                   490,498
                                                                              -------------             -------------
                                                                                  1,356,767                 1,705,900
     Less accumulated depreciation and amortization                                 288,410                   370,707
                                                                              -------------             -------------
                                                                                  1,068,357                 1,335,193
Investments in Houston Northwest Medical Center                                      73,755                        --
Excess of Purchase Price Over Net Assets Acquired,
     net of accumulated amortization                                                318,029                   497,806
Other Assets                                                                         82,550                   107,714
                                                                              -------------             -------------
                                                                              $   1,946,404             $   2,466,528
                                                                              =============             =============
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                         $     117,258             $     168,403
     Accrued expenses and other liabilities                                         220,851                   209,525
     Current maturities of long-term debt                                            60,182                    59,750
                                                                              -------------             -------------
          Total Current Liabilities                                                 398,291                   437,678
Long-term Debt                                                                    1,013,423                 1,229,930
Other Liabilities                                                                   141,552                   158,503
Shareholders' Equity:
     Convertible preferred stock,
          $.01 par value, 10,000,000 authorized
          shares, issued and outstanding 1,329,701
          shares at August 31, 1995                                                  20,112                        --
     Common stock, $.01 par value
          authorized 200,000,000 shares,
          issued and outstanding 44,877,804 and
          58,250,996 shares at August 31, 1995 and 1996,
          respectively                                                                  449                       583
     Additional paid-in capital                                                     414,805                   633,983
     Retained earnings (deficit)                                                    (94,020)                    5,851
     Unrealized gains on available-for-sale
          securities, net of tax                                                     51,792                        --
                                                                              -------------             -------------
                                                                                   393,138                    640,417
                                                                              -------------             -------------
                                                                              $   1,946 404             $   2,466,528
                                                                              =============             =============

                                            See the accompanying notes.

                                                  ORNDA HEALTHCORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (in thousands)

                                                                       Convertible         Additional     Retained
                                              Common Stock           Preferred Stock        Paid-In       Earnings
                                           Shares      Amount      Shares     Amount       Capital       (Deficit)        Other
                                           ------     -------      ------    --------      ---------      ---------      ---------
BALANCE AT AUGUST 31, 1993                 34,483     $   345       1,194    $ 18,062      $ 299,137      $(105,436)     $      --
Issuance of common stock                    8,961          89          --          --        102,416             --             --
Paid-in-kind dividends on
     PIK preferred                             --          --         123       1,867         (1,867)            --             --
Conversion of convertible preferred             7          --          (7)       (104)           104             --             --
Stock option compensation                      --          --          --          --          2,530             --             --
Net loss                                       --          --          --          --             --        (59,338)            --
Net unrealized gain on available-for-sale
     securities, net of tax                    --          --          --          --             --             --         70,859
Pooling adjustment to conform
     AHM's fiscal year                         --          --          --          --             --           (558)            --
                                           ------     -------      ------    --------      ---------      ---------      ---------
BALANCE AT AUGUST 31, 1994                 43,451         434       1,310      19,825        402,320       (165,332)        70,859
Issuance of common stock                    1,313          14          --          --         10,980             --             --
Paid-in-kind dividend on
     PIK preferred                             --          --         134       2,000         (2,000)            --             --
Conversion of convertible preferred           114           1        (114)     (1,713)         1,712             --             --
Tax effect of Summit options                   --          --          --          --          1,793             --             --
Net income                                     --          --          --          --             --         71,312             --
Decrease in unrealized gain on
     available-for-sale securities,
     net of tax                                --          --          --          --             --             --        (19,067)
                                           ------     -------      ------    --------      ---------      ---------      ---------
BALANCE AT AUGUST 31, 1995                 44,878         449       1,330      20,112        414,805        (94,020)        51,792
Issuance of common stock                   12,017         120          --          --        199,192             --             --
Paid-in-kind dividend on
     PIK preferred                             --          --          33         332           (332)            --             --
Conversion of convertible preferred         1,356          14      (1,356)    (20,333)        20,319             --             --
Redemption of preferred stock                  --          --          (7)       (111)            (1)            --             --
Net income                                     --          --          --          --             --         99,871             --
Decrease in unrealized gain on
     available-for-sale securities,
     net of tax                                --          --          --          --             --             --         (4,791)
Elimination of unrealized gain on
     investment in HNW upon acquisition
     of HNW                                    --          --          --          --             --             --        (47,001)
                                           ------     -------      ------    --------      ---------      ---------      ---------
BALANCE AT AUGUST 31, 1996                 58,251     $   583          --          --      $ 633,983      $   5,851             --
                                           ======     =======      ======    ========      =========      =========      =========

                                                 See the accompanying notes.

                                                  ORNDA HEALTHCORP AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                  Year Ended August 31
                                                                                        1994              1995              1996
                                                                                    ------------       -----------       ----------
CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
     Net income (loss)                                                              $   (59,338)       $    71,312       $   99,871
           Adjustments to reconcile net income (loss) to net cash
               provided by operating activities:
                 Non-cash portion of income from investments in
                      Houston Northwest Medical Center                                   (1,049)           (11,344)          (4,213)
                 Non-cash portion of special executive compensation                       2,530                 --               --
                 Loss (gain) on asset sales                                              45,272               (973)              --
                 Extraordinary items                                                     12,296                 --               --
                 Depreciation and amortization                                           66,765             85,170          103,828
                 Provision for doubtful accounts                                         86,249            122,193          141,833
                 Amortization of debt discount                                              411                 33               13
                 Noncash pooling expenses related to AHM Merger                          13,166                 --               --
                 Changes  in  assets  and   liabilities   net  of  effects  from
                      acquisitions and dispositions of hospitals:
                            Net patient accounts receivable                             (93,089)          (143,348)        (158,077)
                            Other current assets                                          5,943             (9,379)         (19,894)
                            Other assets                                                 (5,230)            (3,087)             400
                            Accounts payable, accrued expenses
                                 and other current liabilities                          (10,744)            18,690          (36,105)
                            Other liabilities                                           (25,017)             3,452            6,097
                 Other                                                                   (2,162)                --               --
           Proceeds from sales of trading investment security                                --                 --           20,625
                                                                                    -----------        -----------       ----------
           Net cash provided by operating activities                                     36,003            132,719          154,378
                                                                                    -----------        -----------       ----------
CASH FLOW USED IN INVESTING ACTIVITIES:
            Acquisitions of hospitals and related assets                               (361,475)           (60,251)        (431,193)
            Proceeds from sales of assets                                                 6,893             18,912            3,037
            Capital expenditures                                                        (47,724)           (71,910)        (102,573)
            Issuance of notes receivable                                                 (7,025)            (2,810)          (6,213)
            Payments received on long-term notes and other receivables                    1,572             12,484            6,067
            Other investing activities                                                    7,453             (5,789)          (1,719)
                                                                                    -----------        -----------       ----------
            Net cash used in investing activities                                      (400,306)          (109,364)        (532,594)
                                                                                    -----------        -----------       ----------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
            Issuance of stock                                                             6,293              7,029          199,312
            Principal payments on long-term debt borrowings                            (486,151)          (142,071)        (120,435)
            Proceeds received on long-term debt borrowings                              860,865            101,177          321,000
            Financing costs incurred in connection with long-term borrowings            (21,207)              (637)          (3,797)
            Other                                                                        (1,147)            (1,264)          (5,392)
                                                                                    -----------        -----------       ----------
            Net cash provided by (used in) financing activities                         358,653            (35,766)         390,688
                                                                                    -----------        -----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (5,650)           (12,411)          12,472
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           25,914             17,374            4,963
Pooling adjustment to beginning of period balance to conform AHM's
     fiscal year                                                                         (2,890)                --               --
                                                                                    -----------        -----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    17,374        $     4,963       $   17,435
                                                                                    ===========        ===========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
            Interest (net of amount capitalized)                                    $    86,575        $   108,598       $  107,432
            Income taxes                                                                    387              1,825           28,920
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
     Preferred stock dividends                                                            1,867              2,000              332
     Stock issued for acquisitions of hospitals and related assets                       96,212              3,965               --
     Capital lease obligations incurred                                                   4,346              2,605              196

                           See the accompanying notes.

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 1996

NOTE 1 - GENERAL AND ACCOUNTING POLICIES

        Reporting Entity: OrNda HealthCorp ("Company"), which is incorporated in the State of Delaware, is a provider of health care services through the operation of general acute care hospitals located primarily in the southern and western United States. Of the 49 general acute care hospitals operated by the Company at August 31, 1996, 19 hospitals are located in California of which 17 hospitals are located in the southern California area. In addition, 5 hospitals are located in southern Florida and 6 hospitals are located in Arizona. The concentration of hospitals in California, southern Florida and Arizona increases the risk that any adverse economic, regulatory or other developments that may occur in such areas may adversely affect the Company's operations or financial condition.

        Consolidation: The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries and limited liability corporations and partnerships in which the Company or one of its subsidiaries is a general partner and has a controlling interest. Limited partner distributions are shown as "minority interests" in the Consolidated Statements of Operations. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of hospital operations acquired in purchase transactions are included from their respective acquisition dates.

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

        Total Revenue: Total revenue represents net patient service revenue and other revenue and is reported at the net realizable amounts due from patients, third-party payors, and others for services rendered. Net patient service revenue generated from Medicare and Medicaid/Medi-Cal reimbursement programs accounted for approximately 57%, 51% and 52% of total net patient service revenue for the years ended August 31, 1994, 1995 and 1996, respectively.
Settlement amounts due to or receivables from Medicare and Medicaid/Medi-Cal programs are determined by fiscal intermediaries. The difference between the final determination and estimated amounts accrued is accounted for as an adjustment to revenue in the year of final determination. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments resulting from such examinations. Recapture amounts due to or receivable from the Medicare program are determined by fiscal intermediaries. The difference between the final determination and estimated amounts accrued for recapture related to sold facilities is accounted for as an adjustment to gain or loss on asset sales in the year of final determination. Management believes that adequate provision has been made in the consolidated financial statements for potential adjustments resulting from examinations of such recapture amounts.

        As stated above, the Company derives a substantial portion of its revenue from the Medicare and Medicaid/Medi-Cal programs. Changes in existing governmental reimbursement programs in recent years have resulted in reduced levels of reimbursement for health care services. Additional changes are anticipated which are likely to result in further reductions in the rate of increase in reimbursement levels.

     Earnings (Loss) Per Common Share: Earnings (loss) per common and common equivalent share is based on the Company's weighted average number of shares of common stock outstanding during the year adjusted to give effect to dilutive stock options and warrants using the treasury stock method. The dilutive effect of stock options and warrants was 1.1 million shares in fiscal 1995 and 1.9 million shares in fiscal 1996. The effect of stock options and warrants was anti-dilutive for fiscal 1994.

        Earnings (loss) per share assuming full dilution also assumes the conversion of the Company's redeemable convertible preferred stock into common shares in fiscal 1995 and 1996. The effect of the redeemable convertible preferred stock was anti-dilutive in fiscal 1994.

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

     Property, Plant and Equipment: Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings and improvements is 10 to 40 years, and for equipment and fixtures is 3 to 25 years. Assets related to capital leases including improvements are amortized on a straight-line basis over the terms of the leases or the useful lives of the assets, whichever is shorter and the amortization expense is included with depreciation expense. Buildings and Improvements include construction in progress of $27.2 million and $31.0 million at August 31, 1995 and 1996, respectively. The Company capitalized interest costs of $1.3 million, $1.3 million and $1.5 million related to construction in progress for the years ended August 31, 1994, 1995 and 1996, respectively.

        Intangible Assets: Deferred financing costs of $29.8 million and $28.1 million at August 31, 1995 and 1996, respectively, are included in Other Assets in the accompanying Consolidated Balance Sheets and are amortized over the life of the related debt using the effective interest method. Deferred financing costs are net of accumulated amortization of $7.1 million and $12.6 million at August 31, 1995 and 1996, respectively.

        Goodwill is amortized on a straight line basis and the amortization period (20 to 40 years for hospitals and 5 to 10 years for non-hospital acquisitions) is based upon the estimated economic lives of the hospital buildings acquired which range from 25 to 40 years as determined by independent appraisers, the indefinite useful life of any Certificates of Need acquired and competition within the local markets. Goodwill is net of accumulated amortization of $15.9 million and $30.8 million at August 31, 1995 and 1996, respectively. The carrying value of goodwill is reviewed by the Company on a quarterly basis if the facts and circumstances suggest that it may be impaired. Factors considered in evaluating impairment include unexpected or adverse changes in the following: (i) the economic, competitive or regulatory environments in which the Company operates, (ii) profitability and (iii) cash flows. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

        Impairment of Long-Lived Assets: In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," (SFAS No. 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company currently plans to adopt SFAS No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

        Professional Liability Insurance: At August 31, 1994, 1995 and 1996, the general and professional liability risks of the Company were self-insured up to $3.0 million on a per-occurrence basis and up to $30.0 million on an aggregate-per-claim-year basis. At August 31, 1996, the Company carried general and professional liability insurance from an unrelated commercial carrier for losses above the self-insurance limits to $50.0 million. Liabilities for self-insured professional and general liability risks at August 31, 1996, for both asserted and unasserted claims, are based on actuarially projected estimates discounted at an average rate of 8.0% to their present value based on historical loss payment patterns. Although the ultimate settlement of these liabilities may vary from such estimates, management believes the amount provided in the Company's financial statements is adequate.

NOTE 2 - MERGER, ACQUISITION AND DISPOSITION TRANSACTIONS

Fiscal 1996

Houston Northwest Medical Center

        Houston Northwest Medical Center ("HNW") is a 498-bed acute care facility located in Houston, Texas. Effective January 1, 1996, the Company purchased the controlling equity interests in HNW for a total cash purchase price of $153.9 million and commenced operation of the facility. In connection with the acquisition, the Company recorded assets with a fair value of $90.4 million, liabilities of $36.5 million and goodwill of $100.0 million. Purchase price adjustments have not been finalized as of August 31, 1996, but are not expected to be material.

        Prior to January 1996, the Company's investments in HNW consisted of (i) two classes of mandatorily redeemable preferred stock with a redemption value of $62.5 million; and, (ii) a mortgage note receivable with a balance of $7.4 million at December 31, 1995.

        The Company recognized the following income related to it's investments in HNW until January 1996, at which time the Company began consolidating the operations of HNW (in thousands):

                                                                   Year Ended August  31,
                                                        -----------------------------------------
                                                           1994             1995          1996
                                                        ----------      ----------     ----------
     Accretion of discount on mandatorily
       redeemable preferred stock                       $    1,918      $    2,086     $      757
     Dividend income on mandatorily
       redeemable preferred stock                           10,266          11,258          4,123
     Equity method losses from common
       stock investment                                    (9,135)             --             --
     Interest income on mortgage note
       receivable                                              585             662            248
                                                        ----------      ----------     ----------
                                                        $    3,634      $   14,006     $    5,128
                                                        ==========      ==========     ==========

Cypress Fairbanks Medical Center

     Effective July 1, 1996, the Company purchased Cypress Fairbanks Medical Center ("Cypress Fairbanks"), a 149-bed acute care hospital in Houston, Texas, and related healthcare facilities for $76.1 million. In connection with the acquisition the Company recorded assets with a fair value of $60.0 million, liabilities of $8.3 million and goodwill of $24.4 million. Purchase price adjustments have not been finalized as of August 31, 1996, but are not expected to be material.

Centinela Hospital Medical Center

     Effective August 1, 1996, the Company purchased Centinela Hospital Medical Center ("Centinela"), a 400-bed acute care hospital in Inglewood, California, and related healthcare businesses for $125.3 million. In connection with the acquisition, the Company recorded assets with a fair value of $94.3 million, liabilities of $21.1 million and goodwill of $52.1 million. Purchase price adjustments have not been finalized as of August 31, 1996, but are not expected to be material.

Others

     Effective November 1, 1995, the Company completed the acquisition of Universal Medical Center (renamed Florida Medical Center - South), a 202-bed facility located in Plantation, Florida. Effective July 1, 1996, the Company acquired Westside Hospital, a 68-bed facility located in Los Angeles, California. The combinced cost of these acquisitions was $32.1 million. In connection with these acquisitions, the Company acquired assets with a fair value of $32.9 million, assumed liabilities of $3.6 million and recorded $2.7 million of goodwill. Purchase price adjustments have not been finalized as of August 31, 1996, but are not expected to be material.

Fiscal 1995

St. Luke's Health System

       Effective February 13,1995, the Company purchased three hospitals with 417 beds and related businesses that comprise the St. Luke's Health System ("St. Luke's") in the Phoenix, Arizona metropolitan area for $120.3 million including $3.0 million of the Company's common stock (195,122 shares). In connection with the acquisition, the Company acquired assets with a fair value of $45.9 million and assumed liabilities of $26.8 million and recorded $7.1 million of goodwill.

Suburban

      Effective November 1, 1994, the Company purchased Suburban Medical Center, a 184 licensed-bed hospital located in Paramount, California for $4.6 million. In connection with the acquisition, the Company acquired assets with a fair value or $5.2 million, assumed liabilities of $2.2 million and recorded $1.6 million of goodwill.

Other

      During the third quarter of fiscal 1995, the Company sold all of its common stock interest in Horizon Mental Health Management, Inc. for approximately $8.4 million resulting in a gain on sale of $6.7 million. The gain is included in gain on asset sales in the accompanying statement of operations, net of the loss on the consummation of a sale entered into in fiscal 1994.

     During fiscal 1995, the Company's investment in an independent non-public company previously accounted for under the equity method was exchanged for common stock of a publicly traded entity resulting in a $9.6 million non-cash gain on exchange of securities and the new securities being classified as trading under Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company also recorded non-cash write-downs or reserves on certain non-operating assets of $9.6 million for impairment or declines in value deemed to be other than temporary.

Fiscal 1994

AHM
     On April 19, 1994, the Company completed a merger with American Healthcare Management, Inc. ("AHM"), a health care services company engaged in the operation of general acute care hospitals. AHM owned or leased 16 hospitals in 9 states, with a total of 2,028 licensed beds. The AHM Merger was accounted for as a pooling of interests in which shareholders of AHM received 0.6 of a share of the Company's common stock, representing 16.6 million additional shares issued, in exchange for each share of AHM common stock held. In connection with the AHM Merger, the Company recorded $30.0 million of nonrecurring charges and an extraordinary loss of $8.4 million as a result of refinancing OrNda's and AHM's senior credit facilities. Prior to the AHM Merger, AHM used a fiscal year ending December 31. Accordingly, the recast operating results of AHM for the year ended September 30, 1993, were combined with the operating results of OrNda for the year ended August 31, 1993, and the AHM balance sheet accounts at September 30, 1993, were combined with OrNda's balance sheet accounts at August 31, 1993, in order to restate the accompanying financial statements for periods prior to the AHM Merger. As a result of this restatement, an adjustment for AHM's net income for the month of September 1993 is reflected as a 1994 adjustment to the consolidated retained earnings (deficit) and the Consolidated Statement of Cash Flows for fiscal 1994 includes an adjustment to the balance at the beginning of the period for AHM's cash activity for the month of September 1993. The effect of the differing fiscal years on the Company's financial statements is not significant.

      The following is a summary of the results of the separate operations of OrNda and AHM included in the Consolidated Statements of Operations (in thousands):

                                                                    OrNda               AHM           Consolidated
                                                               -------------     ---------------     --------------
Seven months ended March 31, 1994:
     Total revenue                                             $     454,531     $       205,044     $      659,575
     Net income                                                        1,696               7,546              9,242

     In the third quarter of fiscal 1994, the Company recorded the following nonrecurring charges in connection with the AHM Merger, all of which have been paid as of August 31, 1996. (in thousands):

                                                                  Cash                    Noncash
                                                                 Expense                  Expense                  Total
                                                               -----------              -----------            ------------
Employee benefit and certain severance actions                 $     8,456              $       999            $      9,455
Investment advisory and professional fees                            6,077                       --                   6,077
Costs of information systems consolidations
     primarily related to the write-down of assets                   1,000                   10,260                  11,260
Other                                                                1,293                    1,907                   3,200
                                                               -----------              -----------            ------------
                                                               $    16,826              $    13,166            $     29,992
                                                               ===========              ===========            ============

Summit

     On April 19, 1994, the Company also completed a merger with Summit Health Ltd. ( "Summit "), a health care services company engaged in the operation of
(i) general acute care hospitals, (ii) a managed care entity contracting to provide services to the Arizona Health Care Cost Containment System, and (iii) outpatient surgery centers. Summit owned or leased 12 acute care hospitals in 4 states with a total of 1,611 licensed beds. The Summit merger was accounted for as a purchase in which Summit shareholders received $5.50 in cash and 0.2157 shares of the Company's common stock for each share of Summit common stock, representing $192.1 million of cash paid and 7.5 million additional shares issued at a market value of $96.2 million. In connection with the Summit Merger, the Company also acquired real estate previously leased by Summit for $60.6 million. Furthermore, the Company assumed or paid $21.9 million of Summit's debt resulting in a total acquisition cost of approximately $370.8 million. In connection with the Summit Merger, the Company acquired assets with a fair value of $320.9 million, assumed liabilities of $161.5 million and recorded $211.4 million of goodwill.

Fountain Valley

      Effective July 31, 1994, the Company purchased Fountain Valley Regional Hospital and Medical Center ("Fountain Valley"), located in Fountain Valley, California for $105.2 million. The facilities include a 413-bed acute care hospital, a surgery center, an imaging center and four medical office buildings. In connection with the acquisition, the Company acquired assets with a fair value of $104.2 million and assumed liabilities of $20.2 million and recorded $21.2 million of goodwill.

Other

      During fiscal 1994, the Company, in separate transactions, sold or entered into agreements to sell four hospitals, resulting in a loss of $45.3 million.

Pro Forma Information

      The following pro forma information reflects the fiscal 1996 acquisitions as if they had occurred on September 1, 1994 and 1995, the fiscal 1995 acquisitions as if they had occurred on September 1, 1993 and 1994, and the fiscal 1994 acquisitions as if they had occurred on September 1, 1993 (in thousands, except per share data):

                                                         1994             1995             1996
                                                     ------------     ------------     ------------

     Total revenue                                   $  1,828,445     $  2,312,765     $  2,408,507
     Net income (loss)                                    (22,762)          72,955           99,717
     Net income (loss)applicable
         to common shares                                 (24,629)          70,955           98,385
     Net income (loss) per common share                     (0.58)            1.56             1.73
     Net income (loss) per common share
         assuming full dilution                      $      (0.58)    $       1.54     $       1.72

NOTE 3 - INCOME TAXES

      The provision for income taxes for the years ended August 31 is as follows (in thousands):

                                                         1994             1995             1996
                                                     ------------     ------------     ------------
Current federal income tax                           $        169     $     14,657     $     23,160
Current state income tax                                      888            4,750            8,938
Deferred federal income tax benefit                            --           (3,635)              --
Deferred state income tax                                      --               --            3,144
                                                     ------------     ------------     ------------
                                                     $      1,057     $     15,772     $     35,242
                                                     ============     ============     ============

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's federal deferred tax assets and liabilities for the years ended August 31 are tax effected as follows (in thousands):

                                                                        1994             1995             1996
                                                                    ------------     ------------     ------------
Deferred tax assets:
     Net operating loss carryovers                                  $     98,358     $     82,245     $     69,620
     Capital loss carryovers                                               1,593               --               --
     Alternative minimum tax credit carryovers                                --            1,036            2,691
     General business credit carryovers                                    7,652            7,652            6,649
     Excess tax basis over book basis of
          accounts receivable                                              18,825          19,889           25,837
     Excess tax basis over book basis of
          other assets                                                    10,051               --               --
     Accrued expenses                                                     19,590           18,894           20,745
     Professional liability reserves                                       8,285            9,422           10,608
     Capital lease liability                                               4,786            4,626            4,024
     Other deferred tax assets                                               790            6,157            1,166
                                                                   -------------     ------------     ------------
Total deferred tax assets                                                169,930          149,921          141,340
     Valuation allowances                                                (53,375)         (48,072)         (41,506)
                                                                   -------------     ------------     -------------
Total deferred tax assets net of allowance                               116,555          101,849           99,834
Deferred tax liabilities:
     Tax in excess of book depreciation                                   76,432           79,449          106,185
     Excess book basis over tax basis of
          certain investments                                             34,779           21,896               --
     Unamortized cash to accrual method adjustments                        9,243            4,960            1,249
     Other deferred tax liabilities                                        3,232               --               --
                                                                   -------------     ------------     ------------
Total deferred tax liabilities                                           123,686          106,305          107,434
                                                                   -------------     ------------     ------------
Net deferred tax liability                                         $       7,131     $      4,456     $      7,600
                                                                   =============     ============     ============


        At August 31, 1996, the Company has net current deferred federal tax assets of $43.0 million and net noncurrent deferred federal tax liabilities of $50.6 million.

        The effective income tax rate before extraordinary items differed from the federal statutory rate for the years ended August 31 as follows:

                                                                       1994              1995             1996
                                                                   -------------     ------------     ------------
Income tax expense (benefit) at federal
     statutory rate                                                        (35.0)%           35.0%            35.0%
Nondeductible goodwill amortization                                           --              3.2              2.9
Operating loss for which no
     benefit was recognized                                                 35.0               --               --
Benefit of prior year losses realized                                         --            (23.7)           (17.6)
State income tax                                                             1.9              3.6              5.8
Federal alternative minimum tax                                              0.4               --               --
                                                                   -------------     ------------     -------------
Effective income tax rate                                                    2.3 %           18.1%            26.1%
                                                                   =============     ============     =============

        The following schedule summarizes approximate tax attribute carry forwards from prior tax returns for both OrNda and AHM, which are available on a limited basis to offset federal net taxable income (in thousands):

                                                           Expiration
                                                             Periods
                                                           ----------
Net operating loss ("NOL")            $ 198,915             2001-2009
General business credits                  6,649             1997-2001
Alternative minimum tax credit            2,691                None

     The AHM Merger caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code for both OrNda and AHM. Consequently, allowable federal deductions relating to NOL's of OrNda and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations of approximately $19 million and $16 million for OrNda and AHM, respectively. In addition, approximately $55 million of the NOL's are subject to an annual limitation of approximately $3 million due to prior "ownership changes" of OrNda. The annual limitations may be increased in order to offset certain built-in gains which are recognized during the five year period following an ownership change. In addition, the NOL's from pre-merger tax years of AHM may only be applied against the prospective taxable income of the AHM entities. The limitations described above are not currently expected to significantly affect the ability of the Company to ultimately recognize the benefit of these NOL's in future years.

        The Company's federal income tax returns are not presently under audit by the Internal Revenue Service (the "IRS"), except in respect to Summit as disclosed below. Furthermore, the Company's federal income tax returns for taxable years through August 31, 1991 are no longer subject to IRS audit, except for net operating loss and credit carry forwards for income tax purposes from prior years which may be subject to IRS audit as net operating loss and credit carry forwards are utilized in subsequent tax years. Also, Summit Health has extended the statute of limitations for fiscal years 1987 to 1992 through March 31, 1997.

        In recent years the IRS has been examining the federal income tax returns for fiscal years 1984, 1985 and 1986 of Summit Health, which became a wholly-owned subsidiary of the Company in April 1994 and merged into the Company in September 1994. Summit Health received a revenue agent's report from the IRS with proposed adjustments for the years 1984 through 1986 aggregating as of August 31, 1996 approximately $16.6 million of income tax, $66.4 million of interest on the tax, $43.9 million of penalties and $25.6 million of interest on the penalties. After receiving the revenue agent's report, Summit Health filed a protest contesting the proposed adjustments. On October 28, 1996, the Company entered into a Closing Agreement on Final Determination with the IRS for the above audit period, by agreeing and paying additional tax of $647,000 and interest of $888,000 to close the audit of Summit Health for the fiscal years 1984 through 1986. The Closing Agreement is subject to review by the Joint Congressional Committee on Taxation since the matter relates to a refund of taxes to Summit Health in excess of $1 million.

NOTE 4 - OTHER CURRENT ASSETS AND LIABILITIES

        Other current assets and liabilities consist of the following at August 31 (in thousands):

                                                                        1995                   1996
                                                                  -----------------      ----------------
Other Current Assets:
     Other accounts receivable, net                               $          27,021      $         58,040
     Trading security                                                        14,920                    --
     Receivable for surplus rebate on
          Centinela's bond defeasance                                            --                13,755
     Other current assets                                                    15,111                14,543
                                                                  -----------------      ----------------
                                                                  $          57,052      $         86,338
                                                                  =================      ================
Accrued Expenses and Other Liabilities:
     Due to third-party payors                                    $          99,833      $         64,474
     Salaries, benefits and other compensation                               34,493                42,435
     Vacation and sick pay                                                   23,473                25,703
     Interest                                                                16,018                15,829
     Other                                                                   47,034                61,084
                                                                  -----------------      ----------------
                                                                  $         220,851      $        209,525
                                                                  =================      ================

NOTE 5 - LONG-TERM DEBT

        A summary of long-term debt at August 31 follows (in thousands):

                                                                        1995                   1996
                                                                  -----------------      ----------------
Parent Company:
     Senior Credit Facilities:
          Revolving Credit Facilities                             $         119,000      $        266,000
          Term Loans                                                        361,175               426,250
     12.25% Senior Subordinated Notes due 2002                              400,000               400,000
     10.25% Senior Subordinated Notes due 2003                                  511                   511
     11.375% Senior Subordinated Notes due 2004                             125,000               125,000

Subsidiaries:
     Secured Debt -- other  (including  capitalized
     leases); rates,  generally fixed, average
     11.9%; payable in periodic installments
     through 2023                                                            67,919                71,919
                                                                  -----------------      ----------------
                                                                          1,073,605             1,289,680
Less current portions                                                        60,182                59,750
                                                                  -----------------      ----------------
                                                                       $  1,013,423           $ 1,229,930
                                                                  =================      ================

Senior Credit Facilities

     On October 27, 1995, the Company executed an amended and restated credit agreement (the "Restated Credit Facility") which increased the Company's borrowing capacity under its credit facility from approximately $660.0 million to $900.0 million, of which $692.2 million was outstanding on August 31, 1996 and of which commitment availability had been reduced by issued letters of credit of $27.4 million and scheduled principal payments of $33.8 million, resulting in available credit of $146.6 million. The Restated Credit Facility, which amends the Company's previous credit agreement dated April 19, 1994, will mature on October 30, 2001, and consists of the following facilities (the "Senior Credit Facilities"): (i)revolving commitment of $440.0 million to refinance the debt under the previous credit agreement, for general corporate purposes, to issue up to $50 million of letters of credit, and for strategic acquisitions; and (ii) a $460.0 million term loan to refinance debt under the previous credit agreement payable in incremental quarterly installments.

        Loans under the Restated Credit Facility bear interest, at the option of the Company, at a rate equal to either (i) the "alternate base rate" plus 0.25% or (ii) LIBOR plus 1.25%, in each case subject to potential decreases or increases dependent on the Company's leverage ratio. Interest is payable quarterly if a rate based on the alternate base rate is elected or at the end of the LIBOR period (but in any event not to exceed 90 days) if a rate based on LIBOR is elected. The weighted average interest rate on the Company's borrowings under the Senior Credit Facilities at August 31, 1996, was 6.7%.

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

12.25% Senior Subordinated Notes

        In May 1992, OrNda issued $400 million aggregate principal amount of 12.25% senior subordinated notes due May 2002 ( the "12.25% Notes"). The 12.25% Notes are subordinated to the Company's Senior Credit Facilities and to indebtedness of the Company's subsidiaries. Interest on the 12.25% Notes is payable semiannually on May 15 and November 15, commencing November 15, 1992. The 12.25% Notes mature on May 15, 2002, but may be redeemed in whole or in part at the option of the Company on or after June 1, 1997 through June 1, 2000, at specified redemption prices in excess of par and thereafter at par.

10.25% Senior Subordinated Notes

        On July 28, 1993, AHM issued $100 million aggregate principal amount of 10% senior subordinated notes due July 2003 (the "10% Notes"). Interest on the 10% Notes is payable semiannually on February 1 and August 1 of each year. The 10% Notes mature on August 1, 2003, but may be redeemed in whole or in part at the option of the Company on or after August 1, 1998 through July 1, 2000 at specified redemption prices in excess of par and thereafter at par.

     Pursuant to the Waiver and Consent Agreement dated February 3, 1994, by and among the Company and the holders of a majority in principal amount of the 10% Notes, as consideration for their agreement to make certain changes to the Notes' Indenture to effect the AHM Merger (see Note 2) and other matters, the Company (i) paid to the holders on the closing date of the AHM Merger $15.00 for each $1,000 principal amount of outstanding 10% Notes and (ii) increased the rate of interest on the 10% Notes from 10% per annum to 10.25% per annum (redefined as the "10.25% Notes"). The AHM Merger caused a "change of control," as defined in the Notes' Indenture, which required the Company to make a prompt offer to repurchase all or any portion of the 10.25% Notes owned by the holders thereof at 101% of the principal amount, together with accrued interest thereon, to the date of repurchase. Pursuant to the offer, $99.3 million of 10.25% Notes were redeemed through August 31, 1994, resulting in a loss on early extinguishment of debt of $4.1 million. The 10.25% Notes are subordinated to the Company's Senior Credit Facilities and subsidiary indebtedness.

11.375% Senior Subordinated Notes

        On August 23, 1994, the Company issued $125 million aggregate principal amount of 11.375% senior subordinated notes due August 15, 2004 (the "11.375% Notes"). The 11.375% Notes are subordinated to the Company's Senior Credit Facilities and subsidiary indebtedness but rank pari passu in right of payment to the Company's 12.25% Notes and 10.25% Notes. Interest on the 11.375% Notes is payable semiannually on February 15 and August 15 of each year. The 11.375% Notes may be redeemed in whole or in part at the option of the Company on or after August 15, 1999 through August 15, 2002, at specified redemption prices in excess of par and thereafter at par. Net proceeds of $121.0 million from the sale of the 11.375% Notes were used to reduce the Company's Senior Credit Facilities.

Other

        At August 31, 1996, approximately $143.4 million of the Company's assets were subject to mortgage or liens as collateral for approximately $71.9 million of indebtedness, including capital leases.

        Maturities of debt, including capitalized lease obligations, for the next five fiscal years and thereafter are as follows (in thousands):


                             1997        $    59,750
                             1998             78,237
                             1999             89,493
                             2000             95,158
                             2001            125,970
                             Thereafter      841,072
                                         -----------
                                         $ 1,289,680
                                         ===========

        In connection with the Summit merger (see Note 2), the Company acquired a 38.6% interest in Summit Care Corporation ("Summit Care") which operates nursing care and retirement centers. At August 31, 1994, approximately $37.4 million aggregate principal amount of the Company's 7.5% Exchangeable Subordinated Notes due 2003 (the "7.5% Notes"), which were exchangeable, at the option of the holders, into the Company's 38.6% interest in the Summit Care Common Stock, were outstanding. The investment in Summit Care was increased approximately $30.5 million in the Summit merger purchase price allocation to estimated fair value of $37.4 million which was the carrying value of the 7.5% Notes at the merger date. The 7.5% Notes, as well as accrued interest on the 7.5% Notes, and the investment in Summit Care common stock were accounted for as an asset held for sale and the net investment was included in other assets.

        From September 1, 1994 through July 31, 1995, $9.6 million of the 7.5% Notes were voluntarily exchanged for Summit Care common stock. Effective June 1, 1995, with the consent of the holders of the 7.5% Notes, the Indenture in respect of the 7.5% Notes was amended to change the earliest redemption date of the 7.5% Notes from April 1, 1996 to June 1, 1995. The Company issued a redemption notice for 100% of the outstanding 7.5% Notes on August 3, 1995, and the holders of $27.8 million of the 7.5 % Notes exchanged for Summit Care common stock prior to the August 28, 1995, redemption date for the balance of the 7.5% Notes. As a result, as of August 31, 1996, the Company owned 1,414 shares, .02% of the common stock of Summit Care.

NOTE 6 - LEASES

        The Company leases hospitals, office facilities and equipment under agreements that generally require the Company to pay all maintenance, property taxes and insurance costs and that expire on various dates extending to the year 2023. Certain leases include options to purchase the leased property during or at the end of the lease term at specified amounts. Minimum rental commitments under operating leases having an initial or remaining noncancelable term of more than one year for the next five fiscal years and thereafter; minimum payments under capital leases at August 31, 1996, for the next five fiscal years and thereafter; and the related present value of future minimum payments under capital leases are as follows (in thousands):

                                            Capital             Operating
                                            Leases               Leases
                                        -----------------   -----------------

     1997                               $           5,663   $          51,291
     1998                                           4,248              43,073
     1999                                           2,205              34,632
     2000                                           1,337              31,263
     2001                                           1,261              28,343
     Thereafter                                    17,229             261,534
                                        -----------------   -----------------
     Total minimum rental payments                 31,943   $         450,136
                                                            =================
     Less amounts representing interest            14,838
                                        -----------------
     Present value of future
          minimum lease payments                   17,105
     Less current portion                           4,088
                                        $          13,017
                                        =================

        Operations for the years ended August 31, 1994, 1995, and 1996, include rent expense on operating leases of $32.9 million, $58.1 million, and $62.2 million, respectively.

        Property under capital lease at August 31 is as follows (in thousands):


                                               1995               1996
                                         -----------------   -----------------
     Building and improvements           $          37,220   $          37,880
     Equipment and fixtures                         19,603              19,200
                                         -----------------   -----------------
                                                    56,823              57,080
     Less accumulated amortization                  18,707              23,392
                                         -----------------   -----------------
                                         $          38,116   $          33,688
                                         =================   =================

NOTE 7 - SHAREHOLDERS' EQUITY, WARRANTS AND EMPLOYEE STOCK OPTIONS

Common Stock

        The Company has not paid any dividends on its common stock. Under the terms of the Company's Restated Credit Facility, the Company may not pay dividends on its common stock.

        On November 6, 1995, the Company completed the sale of 10,000,000 shares of its common stock at a $17.625 per share public offering price. On November 9, 1995, the underwriters exercised an option to purchase an additional 1,500,000 shares to cover over-allotments. The net proceeds of approximately $192.7 million, after deducting offering expenses and underwriting discounts, were used to reduce all of the indebtedness under the revolving portion of the Restated Credit Facility in the amount of $27.2 million. The remaining proceeds were used for general corporate purposes.

Warrants

        At August 31, 1996, the Company has warrants outstanding to purchase 92,600 shares of common stock at an exercise price of $17.89 per share. Warrants can be exercised through April 30, 2000.

Stock Options and Stock Bonus Plans

        On April 19, 1994, OrNda's shareholders approved the 1994 Management Equity Plan to replace the 1992 Management Equity Plan. No awards were granted under the 1992 Management Equity Plan. The 1994 Management Equity Plan provides for the granting of stock options (either incentive or nonqualified), stock appreciation rights, or limited stock appreciation rights to key employees and consultants of the Company. Under the 1994 Management Equity Plan, the Company may grant awards for up to 6,550,000 shares of common stock. Generally, the 1994 Management Equity Plan provides that options may be outstanding for a period of up to ten years from the date of the grant and may become exercisable at such time or under such conditions as the compensation committee of the Company's Board of Directors shall determine. For incentive stock options granted, the exercise price generally will equal the fair market value of the Company's common stock on the date of the grant.

        Effective November 29, 1995, OrNda's shareholders approved the Outside Directors Stock Option Plan, under which the Company may grant options to outside directors for up to 300,000 shares of common stock.

        On April 19, 1994, the Company's shareholders approved the Incentive Stock Bonus Plan which provides for the payment of cash and issuance of shares of the Company's common stock to key employees as an annual incentive bonus based upon the extent to which the Company achieves certain performance goals specified in advance by the compensation committee of the Company's Board of Directors. Under the Incentive Stock Bonus Plan, the Company may issue up to 600,000 shares of the Company's common stock. As of August 31, 1996, no options have been granted under this plan.

        In addition to the 7,450,000 shares of common stock reserved for issuance under the 1994 Management Equity Plan, the Outside Directors Stock Option Plan and the Incentive Stock Bonus Plan, the Company has reserved 1,434,958 shares of common stock at August 31, 1996, for issuance pursuant to options granted under various stock option plans for OrNda, AHM and Summit prior to the AHM Merger and the Summit merger. No options are available for future grant under the stock option plans established prior to the April 19, 1994 mergers. On December 31, 1993, OrNda granted options to purchase 500,000 shares of common stock to key employees at exercise prices ranging from $7.75 to $10.75 per share. Since the exercise price was below the market value of the Company's common stock on the date of grant, the Company recorded $2,530,000 of noncash stock option compensation in fiscal 1994 with an offsetting increase to Additional Paid-In Capital for the excess of the market price at the date of grant over the exercise price.

        The following is a summary of option transactions during fiscal 1994, 1995 and 1996:

                                                                                       Price Range
                                                                                     --------------
Balance at August 31, 1993                                         2,823,479         $1.67 - $11.34

     Options Granted                                               3,455,000         $7.75 - $15.00
     Options Assumed in Summit Merger                                245,553         $2.21 - $13.34
     Options Exercised                                              (918,808)        $1.67 - $13.34
     Options Forfeited                                              (115,002)        $4.80 - $15.00
                                                              --------------

Balance at August 31, 1994                                         5,490,222         $1.67 - $15.00

     Options Granted                                                 175,000                 $19.50
     Options Exercised                                              (898,334)        $3.92 - $13.34
     Options Forfeited                                              (450,542)        $2.97 - $15.00
                                                              --------------

Balance at August 31, 1995                                         4,316,346

     Options Granted                                               1,554,500         $18.75- $27.13
     Options Exercised                                              (470,280)        $ 2.21- $15.00
     Options Forfeited                                             ( 210,108)        $15.00- $27.13
                                                              --------------

Balance at August 31, 1996                                         5,190,458         $ 3.92- $27.13
                                                              ==============

Exercisable at August 31, 1996                                     2,470,758         $ 3.92- $15.00

Available for Future Grant at
    August 31, 1996                                                3,479,700

Redeemable Convertible Preferred Stock

        On October 15, 1991, OrNda issued 1 million shares of $.01 par value Payable in Kind Cumulative Redeemable Convertible Preferred Stock (the "PIK Preferred"). The PIK Preferred has an aggregate liquidation value of $15 million and is entitled to dividends at the rate of 9% of the liquidation value thereof until October 31, 1999, 9.9% from November 1, 1999 through October 31, 2000, 10.8% from November 1, 2000 through October 31, 2001, and 15% thereafter. The Company issued additional shares of PIK Preferred as paid-in-kind dividends of 123,468 in fiscal 1994, 133,474 in fiscal 1995, and 33,234 in fiscal 1996.

        On November 7, 1995, the Company issued a notice of redemption to the holders of its PIK Preferred for $15 per share with a redemption date of December 8, 1995. In the fiscal quarter ended November 30, 1995, 1,355,519 shares of PIK Preferred were converted into 1,355,519 shares of the Company's common stock. On December 8, 1995, the remaining 7,416 shares of PIK Preferred were redeemed for $15 per share plus dividends of $0.16 per share accrued through the redemption date.

NOTE 8 - OTHER

        Effective July 1, 1986, OrNda adopted the OrNda HealthCorp Savings and Investment Plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan whereby employees who have completed one year of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate. Through December 31, 1994, the 401(k) Plan allowed eligible employees to make contributions of 2% to 7% of their annual compensation and employer contributions were made at a rate of 50% of the employee contributions up to a maximum of 3.5% of annual compensation. Effective January 1, 1995, through December 31,1995, the 401(k) Plan was amended to allow eligible employees to make contributions of 2% to 15% of their annual compensation and employer contributions were made at a rate of 50% of the employee contributions up to a maximum of 1.5% of annual compensation. Effective January 1, 1996, the 401(k) Plan was amended such that employer contributions are now made in the Company's common stock at a rate of 50% of the employee contributions up to a maximum of 2.0% of annual compensation. Employer contributions vest 20% after three years of service and continue vesting at 20% per year until fully vested. The Company's matching expense for fiscal years 1994, 1995, and 1996 was approximately $3.2 million, $4.5 million, and $4.8 million, respectively.

        The carrying amounts and fair values of certain financial instruments, disclosed elsewhere, consisted of the following at August 31, 1996 (in thousands):

                                                                             Carrying Amount             Fair Value
                                                                             ---------------           -------------
Long-Term Debt (see Note 6):
     Senior Credit Facilities                                                $       692,250           $     692,250
     12.25% Senior Subordinated Notes due 2002                                       400,000                 430,500
     10.25% Senior Subordinated Notes due 2003                                           511                     511
     11.375% Senior Subordinated Notes due 2004                                      125,000                 138,750
     Secured Debt - Other                                                    $        71,919           $      71,919

        The carrying amounts of the Company's borrowings at August 31, 1996 approximate their fair value based on discounted cash flow analyses, using the Company's current incremental borrowing rates for similar types of borrowing arrangements or quoted market prices, if available, except that the fair value of the 12.25% Senior Subordinated Notes approximates 107.625% of par value and the fair value of the 11.375% Senior Subordinated Notes approximates 111.0% of par value based on recent bid/ask indications.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

        The Company continually evaluates contingencies based upon the best available information. Final determination of amounts earned from certain third-party payors is subject to review by appropriate governmental authorities or their agents. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews.

        Broad provisions in the Medicare and Medicaid laws deal with fraud and abuse, false claims and physician self-referrals as well as similar provisions in many state laws. In recent years, government investigations of alleged violations of these laws have become common place in the health care industry. The Company is currently under civil investigation under the direction of the Civil Division of the Department of Justice concerning possible violations of Medicare rules and regulations. The investigation is primarily related to arrangements between physicians and the twelve hospitals which the Company acquired from Summit Health, Ltd. in 1994. The Company is fully cooperating with the government
investigation   and  is   voluntarily   producing   documents   related  to  the
investigation. Also, in an apparently unrelated matter, the government has requested and the Company has agreed to provide similar records from a single hospital outside the group acquired from Summit Health, Ltd. in 1994. Although no proceedings have been instituted, in the event that the Office of the Inspector General of the United States Department of Health and Human Services believes that any wrongdoing has occurred, civil and possibly criminal proceedings could be instituted. If any such proceedings were instituted and the outcome were unfavorable, the Company could be subject to fines, penalties and damages ("Monetary Payments") and also could be excluded from Medicare and other government reimbursement programs. The aggregate amount of the Monetary Payments and any such exclusion could have a material adverse effect on the Company's financial position or results of operations. The result of this investigation and its impact, if any, cannot be predicted or estimated at this time. Based on information currently available to it, management believes that if the investigation remains civil in nature and, with the single exception noted above, relates to the practices of the hospitals of an acquired corporation, the final outcome of this investigation will not have a material adverse effect on the Company's financial position or results of operations.

        The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENTS

        Effective September 1, 1996, the Company completed the acquisition of The Fallon Healthcare System's Saint Vincent Healthcare System, located in Worcester, Massachusetts, consisting of a 432-bed acute care teaching hospital, three skilled nursing facilities and other health related companies, and a minority interest in the 280-member multi-specialty group physician practice, The Fallon Clinic. The Company has committed to fund the construction, estimated at $225.0 million, of a new replacement hospital, known as Medical City.

        On October 8, 1996, the Company entered into a definitive agreement with United Western Medical Centers, a not-for-profit corporation headquartered in Santa Ana, California, to acquire substantially all of United's assets which consist primarily of Western Medical Center, a 288-bed acute care hospital in Santa Ana, California; Western Medical Center-Anaheim, a 193-bed acute care hospital in Anaheim, California; and Western Medical Center-Bartlett, a 202-bed skilled nursing facility in Santa Ana, California. United Western Medical Centers has approximately $185 million in annual net revenues in its most recent fiscal year. The closing of this transaction is subject to customary closing conditions, Board of Directors' approvals and review by the California Attorney General.

     On October 16, 1996, the Company entered into a definitive agreement to merge with Tenet Healthcare Corporation ("Tenet"). Under the terms of the definitive agreement, which was unanimously approved by the Board of Directors of both companies, shareholders of OrNda common stock would receive 1.35 shares of Tenet common stock and the associated preferred stock purchase rights for each share of OrNda common stock. The merger transaction will be tax-free and accounted for as a pooling of interests and is expected to close in March 1997. Consummation of the merger is subject to a number of conditions, including shareholder approval of both companies. The merger is also subject to the applicable waiting periods under the Hart-Scott- Rodino Antitrust Improvements Act, local regulatory approvals, and confirmation that the transaction qualifies as a pooling-of-interests for accounting purposes and as a tax-free reorganization under the Internal Revenue Code.

     As of November 13, 1996, the Company is in discussion with its current syndicate of banks to increase its credit facility to $1.2 billion, an amount sufficient to cover the Company's pending acquisitions.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial information for the years ended August 31, 1995 and 1996 is summarized below (in thousands, except per share data):

                                                                                       Quarter Ended
                                                         -------------------------------------------------------------------
                                                          November 30       February 28          May 31          August 31
                                                         -------------     -------------     -------------     -------------
1995

Total revenue                                            $     418,021     $     442,725     $     497,890     $     484,065
Income before income taxes
     and extraordinary item                              $      16,104     $      22,571     $      28,837     $      19,572
Net income                                               $      13,350     $      19,919     $      22,091     $      15,952
Net income per common and
     common equivalent share                             $        0.29     $       0.43      $        0.47     $        0.34
Net income per common share
     assuming full dilution                              $        0.29     $       0.43      $        0.47     $        0.33
1996

Total revenue                                            $     493,565     $     542,888     $     557,866     $     552,913
Income before income taxes                               $      25,869     $      37,782     $      40,123     $      31,339
Net income                                               $      19,919     $      27,455     $      29,290     $      23,207
Net income per common and
     common equivalent share                             $        0.40     $        0.46     $        0.49     $        0.39
Net income per common share
     assuming full dilution                              $        0.39     $        0.46     $        0.49     $        0.39


                                                                                                              SCHEDULE VIII
                                                  ORNDA HEALTHCORP AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                           (in thousands)
                                                                      Additions
                                                            -------------------------------

                                           Balance            Charged           Charged to
                                        at Beginning          to Costs             Other                                Balance at
Description                               of Period         and Expenses         Accounts          Deductions         End of Period
-----------                             -------------       -------------     -------------       -------------       -------------
Year ended August 31, 1996:

     Allowance for
           uncollectible
           accounts                     $      58,632       $     140,923     $          --       $    (141,110) (1)  $      78,447
                                                                                                         20,002  (3)
     Allowance for
          uncollectible
          long-term
          receivables                   $       2,675       $       1,000     $          --       $          --       $       3,675

Year ended August 31, 1995:

     Allowance for
           uncollectible
           accounts                     $      59,855       $     122,193     $          --       $    (131,031) (1)  $      58,632
                                                                                                          7,615  (3)
     Allowance for
          uncollectible
          long-term
          receivables                   $       7,659       $          --     $          --       $      (4,984) (1)  $       2,675

Year ended August 31, 1994:

     Allowance for
          uncollectible
          accounts                      $      47,289       $      87,844     $          --       $     (92,217) (1)  $      59,855
                                                                                                         (1,317) (2)
                                                                                                         18,256  (3)
     Allowance  for
          uncollectible
          long-term
          receivables                   $      12,679       $      (1,595)    $       5,425)      $       2,000  (3)  $       7,659

(1) Uncollectible accounts written off, net of recoveries.
(2) Allowances related to hospital sold.
(3) Allowances recorded in acquisitions.

                                                   EXHIBIT INDEX

Exhibit
  No.                                               Description                                            Page No.
2.1           Agreement and Plan of Merger, dated as of October 16, 1996, among Tenet
              Healthcare Corporation, OHC Acquisition Co. and the Company. (Incorporated by
              reference to Exhibit 2.1 filed with the Company's Form 8-K dated October 16,
              1996.)............................................................................................N/A

3.1           Restated Certificate of Incorporation of the Company as currently in effect.
              (Incorporated by reference to exhibits filed with the Company's Current Report on
              Form 8-K dated October 15, 1991.).................................................................N/A

3.2           Certificate of Amendment to the Company's Restated Certificate of Incorporation.
              (Incorporated by reference  to Exhibit 3 to the Company's Current Report on Form
              8-K dated April 19, 1994.)........................................................................N/A

3.3           By-Laws of the Company. (Incorporated by reference to Exhibit 4(c) included in
              Company's Registration Statement on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act"), File No. 33-81778.)............................................N/A

4.1           Certificate of Designation of Payable-in-Kind Cumulative Redeemable Convertible
              Preferred Stock of the Company.  (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the Securities Act, File
              No. 33-46876.)....................................................................................N/A

4.2           Certificate of Correction of Certificate of Designation of Payable-in-Kind
              Cumulative Redeemable Convertible Preferred Stock. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the
              Securities Act, File No. 33-46876.)...............................................................N/A

4.3           Certificate of Elimination of Provisions of the Restated Certificate of Incorporation
              of OrNda HealthCorp Relating to the Preferences and Rights of the Redeemable
              Convertible Preferred Stock. (Incorporated by reference to exhibits filed with the
              Company's Annual Report on Form 10-K for the year ended August 31, 1993.).........................N/A

4.4           Indenture relating to the 12 1/4% Senior Subordinated Notes of the Company  (the
              "12 1/4% Notes") due 2002 dated as of May 15, 1992, between the Company and
              U.S. Trust Company of Texas, N.A., as Trustee, including form of Note.
              (Incorporated by reference to Exhibit 1 filed with the Company's Current Report on
              Form 8-K dated May 28, 1992.).....................................................................N/A

4.5           First Supplemental Indenture relating to the 12 1/4% Notes, dated as of April 19,
              1994 by and among Company, Summit Health Ltd. and U.S. Trust Company of
              Texas, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 filed with the

              Company's Registration Statement on Form S-3 under the Securities Act, File No.
              33-54651.)........................................................................................N/A

4.6           Second Supplemental Indenture relating to the 12 1/4% Notes, dated as of November
              1, 1994, by and among the Company, Summit Hospital Corporation and U.S. Trust
              Company of Texas, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 filed with the Company's Annual Report on Form 10-K for the year ended August 31,
              1994.)............................................................................................N/A

4.7           Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 27, 1995, among the Company, Summit Hospital Corporation and AHM
              Acquisition Co., Inc. as the Borrowers, the Guarantors named therein, the Lenders named therein, The Bank of Nova Scotia ("Scotiabank") as Administrative Agent
              for the Lenders, Scotiabank and Citicorp USA, Inc. ("Citicorp") as Co-Syndication
              Agents for the Lenders, and Citicorp as Documentation Agent for the Lenders.
              (Incorporated by reference to Exhibit 4 filed with the Company's Current Report on
              Form 8-K dated October 30, 1995.).................................................................N/A

10.1          1990 Stock Option Plan of the Company. (Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended August
              31, 1990.)........................................................................................N/A

10.2          Form of Indemnification Agreement between the Company and each of its directors and executive officers. (Incorporated by reference to exhibits filed with the
              Company's Registration Statement on Form S-1 under the Securities Act, File No.
              33-34712.)........................................................................................N/A

10.3          Employment Agreement dated as of January 15, 1992 between the Company and
              Charles N. Martin, Jr. (Incorporated by reference to exhibits filed with the
              Company's Registration Statement on Form S-1 under the Securities Act, File No.
              33-46876.)........................................................................................N/A

10.4          Amended 1991 Stock Option Plan. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the Securities Act, File
              No. 33-46876.)....................................................................................N/A

10.5          Amended 1991 Stock Accumulation Plan. (Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1 under the Securities
              Act, File No. 33-46876.)..........................................................................N/A

10.6          Amended and Restated Incentive Bonus Plan. (Incorporated by reference from
              Exhibit  10(a)  to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.).........................................................................N/A

10.7          Summit Health Ltd. Stock Option Plan. (Incorporated by reference to Exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended August
              31, 1994.)........................................................................................N/A

10.8          Summit Health Ltd. 1992 Stock Option Plan. (Incorporated by reference to Exhibit
              10.13  filed with the Company's Annual Report on Form 10-K for the year ended
              August 31, 1994.).................................................................................N/A

10.9          American Healthcare Management, Inc. 1990 Non-Employee Directors' Stock Plan.
              (Incorporated by reference to Exhibit 10.14 filed with the Company's Annual
              Report on Form 10-K for the year ended August 31, 1994.)..........................................N/A

10.10         Description of car allowance plan for OrNda officers. (Incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1995.)......................................................................N/A

10.11         Tax Planning and Medical Expense Benefit Plan. (Incorporated by reference to
              Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended August 31, 1995.)...........................................................................N/A

10.12         Asset Purchase Agreement, dated as of November 10, 1994, among St. Luke's
              Health System, St. Luke's Rehabilitation Center, Inc., St. Luke's La Ciudad
              Corporation and OrNda HealthCorp of Phoenix, Inc. (Incorporated by reference to
              Exhibit 2.1 filed in the Company's Current Report on Form 8-K dated February 13,
              1995.)............................................................................................N/A

10.13         First Amendment to Asset Purchase Agreement dated as of January 31, 1995 among
              St. Luke's Health System, St. Luke's Rehabilitation Center, Inc., St. Luke's La
              Ciudad Corporation and OrNda HealthCorp of Phoenix, Inc. (Incorporated by
              reference to Exhibit 2.2 filed in the Company's Current Report on Form 8-K dated
              February 13, 1995.)...............................................................................N/A

10.14         1994 Annual Incentive Plan for Officers of OrNda HealthCorp. (Incorporated by
              reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the
              quarter ended February 28, 1995.).................................................................N/A

10.15         Employment Agreement dated as of March 1, 1995 between the Company and
              Keith B. Pitts. (Incorporated by reference to Exhibit 10(d) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.)...........................N/A

10.16         Amendment No. 1 to Employment Agreement dated as of June 1, 1995, between the Company and Charles N. Martin, Jr. (Incorporated by reference to Exhibit 10.22 filed with the Company's Annual Report on Form 10-K for the year ended August
              31, 1995.)........................................................................................N/A

10.17         Forms of Stock Option Agreement between the Company and its officer stock option grantees for its June 1994 and August 1995 stock option grants.
              (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual
              Report on Form 10-K for the year ended August 31, 1995.)..........................................N/A

10.18         Resignation Agreement dated as of August 31, 1995, between the Company and
              Donald J. Amaral. (Incorporated by reference to Exhibit 10.24 filed with the
              Company's Annual Report on Form 10-K for the year ended August 31, 1995.).........................N/A

10.19         Registration Rights Agreement dated as of February 9, 1993, among the Company,
              Rudy J. Noriega and M. Lee Pearce, M.D. (Incorporated by reference to Exhibit
              10.23 to the Company's Annual Report on Form 10-K for the year ended August 31,
              1994.)............................................................................................N/A

10.20         Registration Rights Agreement dated as of April 19, 1994, among the Company,
              John W. Gildea, Gildea Management Co., The Network Company II Limited, John
              F. Nickoll and The Foothill Group, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended August 31,
              1994.)............................................................................................N/A

10.21         Employment Agreement dated as of March 1, 1996 between the Company and
              William L. Hough.....................................................................................

10.22         Form of Stock Option Agreement between the Company and its executive office stock option grantees for its April 1996 stock option grants. (Incorporated by reference to Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the
              quarter ended May 31, 1996.)......................................................................N/A

10.23         OrNda HealthCorp Outside Directors Stock Option Plan. (Incorporated by reference from Exhibit B to the Company's definitive proxy statement for its 1996 Annual
              Meeting of Stockholders filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on December 8, 1995.).........................................N/A

10.24         OrNda HealthCorp 1994 Management Equity Plan, as amended on January 19,
              1996. (Incorporated by reference from Exhibit 4(d) to the Company's Registration
              Statement No. 333-399 on Form S-8, filed with the Securities and Exchange
              Commission under the Securities Act of 1933 on January 24, 1996.).................................N/A

10.25         Form of Stock Option Agreement between the Company and its executive officer stock option grantees for its November 1995 stock option grants. (Incorporated by reference from Exhibit 10 to  the Company's Quarterly Report Form 10-Q for the
              quarter ended November 30, 1995)..................................................................N/A

10.26         Form of Stock Option Agreement between the Company and its directors under its
              Outside Directors Stock Option Plan..................................................................

10.27         First Amendment and Limited Waiver to Amended and Restated Credit, Security,
              Guaranty and Pledge Agreement dated as of September 12, 1996 among the
              Company, OrNda Hospital Corporation and AHM Acquisition Co., Inc. as the
              Borrowers, the Guarantors named therein, the Lenders named therein, Scotiabank as Administrative Agent for the Lenders and Scotiabank and Citicorp as Co-
              Syndication Agents for the Lenders...................................................................

10.28         Stock Option Agreement, dated October 17, 1996, between the Company, as
              Grantee, and Tenet Healthcare Corporation, as Issuer. (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated October 16, 1996.)........................N/A

10.29         Stock Option Agreement, dated October 17, 1996, between the Company, as Issuer, and Tenet Healthcare Corporation, as Grantee. (Incorporated by reference to Exhibit
              10.2 filed with the Company's Form 8-K dated October 16, 1996.)...................................N/A

11            Statement re computation of per share earnings.......................................................

21            List of Subsidiaries of the Company..................................................................

23            Consent of Ernst & Young LLP.........................................................................

24            Powers of Attorney...................................................................................

27            Financial Data Schedule (included only in filings under the Electronic Data
              Gathering Analysis and Retrieval System).............................................................

99.1          Stockholder Voting Agreement, dated as of October 17, 1996, between Tenet
              Healthcare Corporation and Charles N. Martin, Jr. (Incorporated by reference to
              Exhibit 99.1 as filed with the Company's Form 8-K dated October 16, 1996.)........................N/A

99.2          Stockholder Voting Agreement, dated as of October 17, 1996, between Tenet
              Healthcare Corporation and Joseph Littlejohn & Levy Fund, L.P. (Incorporated by
              reference to Exhibit 99.2 as filed with the Company's Form 8-K dated October 16,
              1996.)............................................................................................N/A

                                                                  EXHIBIT 10.21

                              EMPLOYMENT AGREEMENT

                  AGREEMENT made as of May 1, 1996, by and between OrNda Healthcorp, a Delaware corporation (the "Company"), and William L. Hough (the "Executive").

                  WHEREAS, the Executive currently serves as Executive Vice President and Chief Operating Officer of the Company and has served in such capacity since August 1995;

                  WHEREAS, the Company desires to secure for itself the continuing services of the Executive from and after the date hereof and the Executive desires to render such services, in each case pursuant to the terms and conditions hereof;

                  WHEREAS, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors (the "Board") has approved and authorized the Company's entry into this Agreement with the Executive; and

                  WHEREAS, the parties desire to enter into this Agreement setting forth the terms and conditions of the employment relationship of the Executive with the Company.

                  NOW, THEREFORE, the parties agree as follows:

                  1. Employment. The Company hereby employs the Executive, and the Executive hereby accepts employment with the Company, upon the terms and subject to the conditions set forth herein.

                  2. Term. This Agreement is for the three-year period (the "Term") commencing on May 1, 1996 (the "Effective Date") and terminating on the third anniversary of the Effective Date, or upon the Executive's earlier death, disability or other termination of employment pursuant to Section 10; provided, however, that at the end of each day during the Extension Period (as defined below) the Term shall automatically be extended for one additional day; and provided, further, that commencing on the fifth anniversary of the Effective Date and on each anniversary thereafter the Term shall automatically be extended for one additional year unless, not later than 90 days prior to any such anniversary, either party hereto shall have notified the other party hereto that such extension shall not take effect. For purposes of this Section 2, the Extension Period shall be the period beginning on the Effective Date and ending on the earlier of (i) the Date of Termination (as defined below) and (ii) the day preceding the second anniversary of the Effective Date.

                  3. Position. During the Term, the Executive shall serve as Executive Vice President and Chief Operating Officer of the Company or in such other senior executive position in the Company as the Executive should approve.

                  4. Duties and Reporting Relationship. During the Term, the Executive shall, on a full time basis, use his skills and render services to the best of his abilities in supervising and conducting the operations of the Company.

                  5. Place of Performance. The Executive shall perform his duties and conduct his business at the principal executive offices of the Company, except for required travel on the Company's business.

                  6.  Salary and Annual Bonus.

                           (a)  Base Salary.  The Executive's base salary
hereunder shall be $550,000 a year, payable monthly. The Board shall review such base salary at least annually and make such adjustment from time to time as it may deem advisable, but the base salary shall not at any time be less than $550,000 a year.

                           (b)  Annual Bonus.  The Compensation Committee shall
provide the Executive with an annual bonus plan providing the Executive with an opportunity to earn annual bonus compensation and shall cause the Company to pay to him any earned annual bonus in addition to his base salary.

                  7. Vacation, Holidays and Sick Leave. During the Term, the Executive shall be entitled to paid vacation, paid holidays and sick leave in accordance with the Company's standard policies for its senior executive officers.

                  8. Business Expenses. The Executive will be reimbursed for all ordinary and neces sary business expenses incurred by him in connection with his employment upon timely submission by the Executive of receipts and other documentation as required by the Internal Revenue Code and in conformance with the Company's normal procedures.

                  9. Pension and Welfare Benefits. During the Term, the Executive shall be eligible to participate fully in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements available to senior officers of the Company generally.

                  10.  Termination of Employment.

                           (a)  General.  The Executive's employment hereunder
may be terminated with out any breach of this Agreement only under the following circumstances.

                           (b)  Death or Disability.

                                    (i)  The Executive's employment hereunder
          shall automatically terminate upon the death of the Executive.

                                    (ii)  If, as a result of the Executive's
          incapacity due to physical or mental illness, the Executive shall have been absent from his duties with the Company for any six (6) months (whether or not consecutive) during any twelve (12) month period, the Company may terminate the Executive's employment hereunder for any such incapacity (a "Disability").

                           (c)  Cause.  The Company may terminate the
Executive's employment hereunder for Cause. For purposes of this Agreement, "Cause" shall mean (i) the willful failure or refusal by the Executive to perform his duties hereunder (other than any such failure resulting from the Executive's incapacity due to physical or mental illness), which has not ceased within ten (10) days after a written demand for substantial performance is delivered to the Executive by the Company, which demand identifies the manner in which the Company believes that the Executive has not performed such duties,
(ii) the willful engaging by the Executive in misconduct which is materially injurious to the Company, monetarily or otherwise (including, but not limited to, conduct described in Section 14) or (iii) the conviction of the Executive of, or the entering of a plea of nolo contendere by the Executive with respect to, a felony. Notwithstanding the foregoing, the Executive's employment hereunder shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board (after written notice to the Executive and a reasonable opportunity for the Executive, together with the Executive's counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive should be terminated for Cause.

                           (d)  Termination by the Executive.  The Executive
shall be entitled to terminate his employment hereunder (A) for Good Reason or
(B) if his health should become impaired to an extent that makes his continued performance of his duties hereunder hazardous to his physical or mental health, provided that the Executive shall have furnished the Company with a written statement from a qualified doctor to such effect and provided, further, that, at the Company's request, the Executive shall submit to an examination by a doctor selected by the Company and such doctor shall have concurred in the conclusion of the Executive's doctor. For purposes of this Agreement, "Good Reason" shall mean, (i) without the Executive's express written consent, any failure by the Company to comply with any material provision of this Agreement, which failure has not been cured within ten (10) days after notice of such noncompliance has been given by the Executive to the Company or (ii) the occurrence (without the Executive's express written consent), following a Change of Control during the term of this Agreement, of any one of the following acts by the Company, or failures by the Company to act, unless, in the case of any act or failure to act described below, such act or failure to act is corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:

                                    (I) any change in the Executive's title,
          authorities, responsibilities (including reporting responsibilities) which, in the Executive's reasonable judgment, represents an adverse change from his status, title, position or responsibilities (including reporting responsibilities) which were in effect immediately prior to the Change in Control or from his status, title, position or responsibilities (including reporting responsibilities) which were in effect following a Change in Control pursuant to the Executive's consent to accept any such change; the assignment to him of any duties or work responsibilities which, in his reasonable judgment, are inconsistent with such status, title, position or work responsibilities; or any removal of the Executive from, or failure to reappoint or reelect him to any of such positions, except if any such changes are because of Disability, retirement, death or Cause;

                                    (II)  a reduction by the Company in the
          Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all senior executives of the Company and all senior executives of any Person (as defined in Section 10(h)(i) below) in control of the Company provided in no event shall any such reduction reduce the Executive's base salary below $550,000;

                                    (III)  the relocation of the Executive's
          office at which he is to perform his duties, to a location more than thirty (30) miles from the location at which the Executive performed his duties prior to the Change in Control, except for required travel on the Company's business to an extent substantially consistent with his business travel obligations prior to the Change in Control;

                                    (IV)  if the Executive had been based at the
          Company's principal executive offices immediately prior to the Change of Control, the relocation of the Company's principal executive offices to a location more than 30 miles from the location of such offices immediately prior to the Change in Control;

                                    (V)  the failure by the Company, without the
          Executive's consent, to pay to the Executive any portion of the Executive's current compensation, or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company, within seven (7) days of the date such compensation is due;

                                    (VI)  the failure by the Company to continue
          in effect any stock-based and/or cash annual or long-term incentive compensation plan in which the Executive participates immediately prior to the Change in Control, unless the Executive participates after the Change in Control in other comparable plans generally available to senior executives of the Company and senior executives of any Person in control of the Company;

                                    (VII)  the failure by the Company to
          continue to provide the Executive with benefits substantially similar in value to the Executive in the aggregate to those enjoyed by the Executive under any of the Company's pension, life insurance, medical, health and accident, or disability plans in which the Executive was participating immediately prior to the Change in Control, unless the Executive participates after the Change in Control in other comparable benefit plans generally available to senior executives of the Company and senior executives of any Person in control of the Company;

                                    (VIII) the adverse and substantial
          alteration of the nature and quality of the office space within which the Executive performed his duties prior to a Change in Control as well as in the secretarial and administrative support provided to the Executive, provided, however, that a reasonable alteration of the secretarial or administrative support provided to the Executive as a result of reasonable measures implemented by the Company to effectuate a cost-reduction or consolidation program shall not constitute Good Reason hereunder; or

                                    (IX)  any purported termination of the
          Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of Section 10(f) below; for purposes of this Agreement, no such purported termina tion shall be effective.

The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder.

                           (e)  Voluntary Resignation.  Should the Executive
wish to resign from his position with the Company or terminate his employment for other than Good Reason during the Term, the Executive shall give sixty (60) days written notice to the Company, setting forth the reasons and specifying the date as of which his resignation is to become effective.

                           (f)  Notice of Termination.  Any purported
termination of the Executive's employment by the Company or by the Executive shall be communicated by written Notice of Termination to the other party hereto in accordance with Section 18. "Notice of Termination" shall mean a notice that shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

                           (g)  Date of Termination.  "Date of Termination"
shall mean (i) if the Executive's employment is terminated because of death, the date of the Executive's death, (ii) if the Executive's employment is terminated for Disability, the date Notice of Termination is given, (iii) if the Executive's employment is terminated pursuant to Subsection (c), (d) or
(e) hereof or for any other reason (other than death or Disability), the date specified in the Notice of Termination (which, in the case of a termination for Good Reason shall not be less than fifteen (15) nor more than sixty (60) days from the date such Notice of Termination is given, and in the case of a termination for any other reason shall not be less than thirty (30) days sixty
(60) days in the case of a under Subsection (e) hereof) from the date such Notice of Termination is given).

                           (h)  Change in Control.  For purposes of this
Agreement, a Change in Control the Company shall have occurred if

                                    (i)  any "Person" (as defined in Section
          3(a)(9) of the Securities Exchange Act of 1934 (the "Exchange Act") as modified and used in Sec tions 13(d) and 14(d) of the Exchange Act (other than (1) the Company or any of its subsidiaries, (2) any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its subsidiaries, (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the Company's common stock)), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company's then outstanding voting securities;

                                    (ii)  during any period of not more than two
          consecutive years, not including any period prior to the date of this Agreement, individuals who at the beginning of such period constitute the Board, and any new director (other than a di rector designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (i), (iii), or (iv) of this Section 10(h)) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

                                    (iii)  the stockholders of the Company
          approve a merger or consolidation of the Company with any other corporation, other than both (A)(1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving or parent entity) 50% or more of the combined voting power of the voting securities of the Company or such surviving or parent entity outstanding immediately after such merger or consolidation or
          (2) a merger or consolidation in which no person acquires 50% or more of the combined voting power of the Company's then outstanding securities; and (B) immediately after the consummation of such merger or consolidation described in clause (A)(1) or (A)(2) above (and for at least 180 days thereafter) neither the Company's Chief Executive Officer nor its Chief Financial Officer change from the people occupying such positions immediately prior to such merger or consolidation except as a result of their death or Disability and neither of such officers shall have changed prior to such merger or consolidation at the direction of a Person who has entered into an agreement with the Company the consummation of which will constitute a Change in Control of the Company; or

                                    (iv)  the stockholders of the Company
          approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the

          Company of all or substantially all of the Company's assets (or any transaction having a similar effect).

                           (i)  Resignation as Member of Board.  If the
          Executive's employment by the is terminated for any reason, the Executive hereby agrees that he shall submit his resignation as a member of the Board in writing on or the Date of Termination if the Executive is a member of the Board at such. If the Executive fails to submit such required resignation in writing, the of this Subsection 10(i) may be deemed by the Company to constitute Executive's written resignation as a member of the Board effective as of the of Termination.

                  11. Compensation During Disability, Death or Upon Termination.

                           (a)  During any period that the Executive fails to
perform his duties hereunder as a result of incapacity due to physical or mental illness ("Disability Period"), the Executive shall continue to receive his full salary at the rate then in effect for such period until his employment is terminated pursuant to Section 10(b)(ii) hereof, provided that payments so made to the Executive during the Disability Period shall be reduced by the sum of the amounts, if any, payable to the Executive with respect to such period under disability benefit plans of the Company or under the Social Security disability insurance program, and which amounts were not previously applied to reduce any such payment.

                           (b)  If the Executive's employment is terminated by
his death or Disability, Company shall pay (i) any amounts due to the Executive under Section 6 the date of such termination and (ii) all such amounts that would have due to the Executive under Section 6 had the Executive's employment hereunder continued until the last day of the calendar year in which such termination of employment occurred, in each case in accordance with Section 13(b), if applicable.

                           (c)  If the Executive's employment shall be
terminated by the Company for or by the Executive for other than Good Reason, the Company shall pay the his full salary through the Date of Termination at the rate in effect the time Notice of Termination is given, and the Company shall have no obligations to the Executive under this Agreement.

                           (d)  If (A) following a Change of Control the Company
shall terminate the employment in breach of this Agreement, or (B) following a Change of the Executive shall terminate his employment for Good Reason, then

                                    (i)  the Company shall pay the Executive his
          full salary through the Date of Termination at the rate in effect at the time Notice of Termina tion is given and all other unpaid amounts, if any, to which the Executive is entitled as of the Date of Termination under any compensation plan or program of the Company, at the time such payments are due;

                                    (ii)  in lieu of any further salary payments
          to the Executive for periods subsequent to the Date of Termination, the Company shall pay as liquidated damages to the Executive an aggregate amount equal to the product of (A) the sum of (1) the Executive's annual salary rate in effect as of the Date of Termination and (2) the average of the annual bonuses actually paid to the Executive by the Company with respect to the two fiscal years which immediately precede the year of the Term in which the Date of Termination occurs provided if there was a bonus or bonuses paid to the Executive with respect only to one fiscal year which immediately precedes the year of the Term in which the Date of Termination occurs, then such single year's bonus or bonuses shall be utilized in the calculation pursuant to this clause (2) and (B) the number three
          (3);

                                    (iii)  the Company shall (x) continue
          coverage for the Executive under the Company's life insurance, medical, health, disability and similar welfare benefit plans (or, if continued coverage is barred under such plans, the Company shall provide to the Executive substantially similar benefits) for the remainder of the Term, and (y) provide the benefits which the Executive would have been entitled to receive pursuant to any supplemental retirement plan maintained by the Company had his employment continued at the rate of compensation specified herein for the remainder of the Term. Benefits otherwise receivable by the Executive pursuant to clause (x) of this Subsection 11(d)(iii) shall be reduced to the extent comparable benefits are actually received by the Executive from a subsequent em ployer during the period during which the Company is required to provide such benefits, and the Executive shall report any such benefits actually received by him to the Company; and

                                    (iv)  the payments provided for in this
          Section 11(d) (other than Section 11(d)(iii)) shall be made not later than the fifth day following the Date of Termination, provided, however, that if the amounts of such payments, and the limitation on such payments set forth in Section 15 hereof, cannot be finally determined on or before such day, the Company shall pay to the Executive on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments to which the Executive is clearly entitled and shall pay the remainder of such payments (together with interest at the rate provided in section 1274(b)(2)(B) of the Code (as defined in Section 15)) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount determined by the Company within six (6) months after payment to have been due, such excess shall constitute a loan by the Company to the Executive, payable no later than the thirtieth (30th) business day after demand by the Company (together with interest at the rate provided in section 1274(b)(2)(B) of the Code). At the time that payments are made under this
          Section 11(d), the Company shall provide the Executive with a written statement setting forth the manner in which such payments were calculated and the basis for such calculations including, without limitation, any opinions or other advice the Company has received from outside counsel, auditors or consultants (and any such opinions or advice which are in writing shall be attached to the statement).

                           (e)  If prior to any Change of Control the Company
shall terminate the employment in breach of this Agreement, then

                                    (i)  the Company shall pay the Executive his
          full salary through the Date of Termination at the rate in effect at the time Notice of Termina tion is given and all other unpaid amounts, if any, to which the Executive is entitled as of the Date of Termination under any compensation plan or program of the Company, at the time such payments are due;

                                    (ii)  in lieu of any further salary payments
          to the Executive for periods subsequent to the Date of Termination, the Company shall pay as liquidated damages to the Executive an aggregate amount equal to the product of (A) the sum of (1) the Executive's annual salary rate in effect as of the Date of Termination and (2) the average of the annual bonuses actually paid to the Executive by the Company with respect to the two fiscal years which immediately precede the year of the Term in which the Date of Termination occurs provided if there was a bonus or bonuses paid to the Executive with respect only to one fiscal year which immediately precedes the year of the Term in which the Date of Termination occurs, then such single year's bonus or bonuses shall be utilized in the calculation pursuant to this clause (2) and (B) the lesser of (x) the number three (3) and (y) the greater of (aa) the number of years (including partial years) remaining in the Term and (bb) the number two (2); such amount to be paid in substantially equal monthly installments during the period commencing with the month immediately following the month in which the Date of Termination occurs and ending with the month corresponding to the end of the Term hereunder; and

                                    (iii)  the Company shall (x) continue
          coverage for the Executive under the Company's life insurance, medical, health, disability and similar welfare benefit plans (or, if continued coverage is barred under such plans, the Company shall provide to the Executive substantially similar benefits) for the remainder of the Term, and (y) provide the benefits which the Executive would have been entitled to receive pursuant to any supplemental retirement plan maintained by the Company had his employment continued at the rate of compensation specified herein for the remainder of the Term. Benefits otherwise receivable by the Executive pursuant to clause (x) of this Subsection 11(e)(iii) shall be reduced to the extent comparable benefits are actually received by the Executive from a subsequent em ployer during the period during which the Company is required to provide such bene-fits, and the Executive shall report any such benefits actually received by him to the Company.

                           (f)  If the Executive shall terminate his employment
under clause (C) of 10(d) hereof, the Company shall pay the Executive his full salary the Date of Termination at the rate in effect at the time Notice of Termination is given, and the Company shall have no further obligations to the Executive under this Agreement.

                           (g)  The Executive shall not be required to mitigate
the amount of any payment provided for in this Section 11 by seeking other employment or otherwise, and, except as provided in Sections 11(d) and 11(e) hereof, the amount of any payment or benefit provided for in this Section 11 shall (i) not be reduced by any compensation earned by the Executive as the result of employment by another employer or by retirement benefits and (ii) be the sole amount due to the Executive from the Company upon such termination of employment, the Executive hereby waiving any claim for other compensation or related damages (whether consequential, punitive or other) as a result of such termination.

                  12.  Representations.

                           (a)  The Company represents and warrants that this
Agreement has been authorized by all necessary corporate action of the Company and is a valid and binding agreement of the Company enforceable against it in accordance with its terms.

                           (b)  The Executive represents and warrants that he
is not a party to any agreement or instrument which would prevent him from entering into or performing his duties in any way under this Agreement.

                  13.  Successors; Binding Agreement.

                           (a)  The Company will require any successor (whether
direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                           (b)  This Agreement is a personal contract and the
rights and interests of the Executive hereunder may not be sold, transferred, assigned, pledged, encumbered, or hypothecated by him, except as otherwise expressly permitted by the provisions of this Agreement. This Agreement shall inure to the benefit of and be enforceable by the Executive and his personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and . If the Executive should die while any amount would still be payable to him hereunder had the Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to his devisee, legatee or other designee or, if there is no such designee, to his estate.

                  14.  Confidentiality  and Non-Competition Covenants.

                           (a)  The Executive covenants and agrees that he will
not at any time during and after the end of the Term, directly or indirectly, use for his own account, or disclose to any person, firm or corporation, other than authorized officers, directors and employees of the Company or its subsidiaries, Confidential Information (as hereinafter defined) of the Company. As used herein, "Confidential Information" of the Company means information of any kind, nature or description which is disclosed to or otherwise known to the Executive as a direct or indirect consequence of his association with the Company, which information is not generally known to the public or in the businesses in which the Company is engaged or which information relates to specific investment opportunities within the scope of the Company's business which were considered by the Executive or the Company during the term of this Agreement. During the Term and for a period of two years following the termination of the Executive's employment, the Executive shall not induce any employee of the Company or its subsidiaries to terminate his or her employment by the Company or its subsidiaries in order to obtain employment by any person, firm or corporation affiliated with the Executive.

                           (b)  The Executive covenants and agrees that during
the Term and for a period of two (2) years following the termination of the Executive's employment, the Executive shall not, directly or indirectly, own any interest in, operate, join, control, or participate as a partner, director, principal, officer, or agent of, enter into the employment of, act as a consultant to, or perform any services for any entity which has material operations which compete with any business in which the Company is engaged at the time of the Executive's termination of employment unless such entity disposes of the competing operations during the one-year period following the commencement of the Executive's relationship with the entity that is prohibited by this Section 14(b). Notwithstanding anything herein to the contrary, (1) the foregoing provisions of this Section 14(b) shall not prevent the Executive from acquiring securities representing not more than 5% of the outstanding voting securities of any publicly held corporation and (2) the foregoing provisions of this Section 14(b) shall not be applicable to a termination of the Executive's employment (i) by the Company following a Change of Control in breach of this Agreement, (ii) by the Executive for Good Reason following a Change of Control or (iii) by the Company for Cause.

                  15.  Prohibition on Parachute Payments.

                  (a) Notwithstanding any other provisions of this Agreement, in the event that any payment or benefit received or to be received by the Executive in connection with a Change in Control of the Company or the termination of the Executive's employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control or any Person affiliated with the Company or such Person) (all such payments and benefits, including, without limitation, base salary and bonus payments, being hereinafter called "Total Payments") would not be deductible (in whole or part), by the Company, an affiliate or any Person making such payment or providing such benefit as a result of section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then, to the extent necessary to make such portion of the Total Payments deductible (and after taking into account any reduction in the Total Payments provided by reason of section 280G of the Code in such other plan, arrangement or agreement), (A) such cash payments shall first be reduced (if necessary, to zero), and (B) all other non-cash payments by the Company to the Executive shall next be reduced (if necessary, to zero). For purposes of this limitation (i) no portion of the Total Payments the receipt or enjoyment of which the Executive shall have effectively waived in writing prior to the Date of Termination shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Company's independent auditors and reasonably acceptable to the Executive does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, including by reason of section 280G(b)(4)(A) of the Code, (iii) such payments shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in clauses (i) or (ii)) in their entirety constitute reasonable compensation for services actually rendered within the meaning of section 280G(b)(4)(B) of the Code or are otherwise not subject to disallowance as deductions, in the opinion of the tax counsel referred to in clause (ii); and (iv) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Company's independent auditors in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

                           (b)  If it is established pursuant to a final
determination of a court or an Internal Revenue Service proceeding that, notwithstanding the good faith of the Executive and the Company in applying the terms of this Section 15, the aggregate "parachute payments" paid to or for the Executive's benefit are in an amount that would result in any portion of such "parachute payments" not being deductible by reason of section 280G of the Code, then the Executive shall have an obligation to pay the Company upon demand an amount equal to the sum of (i) the excess of the aggregate "parachute payments" paid to or for the Executive's benefit over the aggregate "parachute payments" that could have been paid to or for the Executive's benefit without any portion of such "parachute payments" not being deductible by reason of section 280G of the Code; and (ii) interest on the amount set forth in clause (i) of this sentence at the rate provided in section 1274(b)(2)(B) of the Code from the date of the Executive's receipt of such excess until the date of such payment.

                  16. Entire Agreement. This Agreement contains all the understandings between the parties hereto pertaining to the matters referred to herein, and on the Effective Date shall supersede all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto. The Executive represents that, in executing this Agreement, he does not rely and has not relied upon any representation or statement not set forth herein made by the Company with regard to the subject matter, bases or effect of this Agreement or otherwise.

                  17. Amendment or Modification, Waiver. No provision of this Agreement may be amended or waived unless such amendment or waiver is agreed to in writing, signed by the Executive and by a duly authorized officer of the Company. No waiver by any party hereto of any breach by another party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, any prior time or any subsequent time.

                  18. Notices. Any notice to be given hereunder shall be in writing and shall be deemed given when delivered personally, sent by courier or telecopy or registered or certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:

                  To Executive at:          William L. Hough
                                            704 Nantucket Circle
                                            Franklin, TN  37064

                  To the Company at:        OrNda HealthCorp
                                            3401 West End Avenue
                                            Suite 700
                                            Nashville, Tennessee 37203
                                            Attn:  General Counsel
                                            Telecopy: (615) 783-1232

                  Any notice delivered personally or by courier under this
Section 18 shall be deemed given on the date delivered and any notice sent by telecopy or registered or certified mail, postage prepaid, return receipt requested, shall be deemed given on the date telecopied or mailed.

                  19. Severability. If any provision of this Agreement or the application of any such provision to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Agreement or the application of such provision to such person or circumstances other than those to which it is so determined to be invalid and unenforceable, shall not be affected thereby, and each provision hereof shall be validated and shall be enforced to the fullest extent permitted by law.

                  20. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

                  21.  Governing Law; Attorney's Fees.

                  (a) This Agreement will be governed by and construed in accordance with the laws of the State of New York, without regard to its conflicts of laws principles.

                  (b) The prevailing party in any dispute arising out of this Agreement shall be entitled to be paid its reasonable attorney's fees incurred in connection with such dispute from the other party to such dispute.

                  22. Headings. All descriptive headings of sections and paragraphs in this Agreement are intended solely for convenience, and no provision of this Agreement is to be construed by reference to the heading of any section or paragraph.

                  23. Withholdings. All payments to the Executive under this Agreement shall be reduced by all applicable withholding required by federal, state or local tax laws.

                  24. Severance Protection Agreement. The Severance Protection Agreement dated as of July 27, 1995, between the Company and the Executive is hereby terminated effective as of May 1, 1996.

                  25. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                        ORNDA HEALTHCORP

                                        BY: /s/ Ronald P. Soltman
                                            Ronald P. Soltman
                                            Senior Vice President


                                        THE EXECUTIVE

                                       /s/ William L. Hough
                                       William L. Hough

                                                                  EXHIBIT 10.26

                             STOCK OPTION AGREEMENT

         AGREEMENT dated as of __________ by and between OrNda HealthCorp, a Delaware corporation (the "Company"), and __________ (the "Grantee").

         WHEREAS, the Company has adopted the OrNda HealthCorp Outside Directors Stock Option Plan (the "Plan") and the Company's stockholders approved the Plan on January 19, 1996; and

         WHEREAS, the parties wish to document herein the [initial] [annual] automatic grant under the Plan to Grantee as an outside director of the Company of a stock option to acquire an aggregate of [5,000] [2,500] shares of the Company's Common stock, $.01 par value (the "Common Stock"), on the terms set forth herein and in the Plan.

         NOW, THEREFORE, the parties agree as follows:

         1. Definitions. Capitalized terms not otherwise defined herein shall have the meanings set forth in the Plan.

         2. Grant of Option. Pursuant to the Plan the Grantee is hereby granted a nonqualified stock option (the "Option") to purchase an aggregate of [5,000] [2,500] shares of Common Stock pursuant to the terms of this Agreement and of the Plan.

         3. Option Price. The exercise price of the Option shall be $_____ per share of Common Stock issuable thereunder.

         4.    Conditions to Exercisability.

               (a) The Option shall become exercisable in full on and after [insert date one year after grant].

               (b) If for any reason during the term of an unexercised and unexpired Option issued hereunder, the Grantee shall cease to be a voting member of the Board, the Option shall terminate unless exercised prior to the end of the 90 day period following the termination of Grantee's status as a voting member of the Board (but in no event later than the expiration of the Option).

         5. Period of Option. The Option shall expire on the earliest to occur of:

               (a)  the tenth anniversary of the date hereof; and

               (b) 90 days after the Grantee's termination as a voting member of the Board.

         6.    Exercise of Option.

               (a) The Option shall be exercised in the following manner: the Grantee, or the person or persons having the right to exercise the Option upon the death or disability of the Grantee, shall deliver to the Company written notice specifying the number of shares of Common Stock which the Grantee elects to purchase. The Grantee (or such other person) must either (i) include with such notice full payment of the exercise price for the Common Stock being purchased pursuant to such notice or (ii) provide for a broker-dealer to forward such full payment to the Company, in a manner and in a period of time acceptable to the

Company, in a cashless exercise procedure. Payment of the exercise price must be made (i) in cash, (ii) by certified or cashier's check, (iii) by delivery to the Company of Common Stock previously owned for at least six months and having a Fair Market Value equal to the aggregate exercise price, or (iv) in a combination of cash, check and Common Stock.

               (b) The Company may defer making payment or delivery of any benefits hereunder until satisfactory arrangements have been made for the payment of any tax attributable to any amounts payable on shares deliverable hereunder. The Grantee shall be entitled to elect to pay all or a portion of all taxes arising in connection with the exercise of the Option by electing to (1) have the Company withhold shares of Common Stock, or (2) deliver other shares of Common Stock previously owned by the Grantee having a Fair Market Value equal to the amount to be withheld; provided, however, that the amount to be withheld shall not exceed the Grantee's estimated total Federal, State and local tax obligations associated with the transaction. The Fair Market Value of fractional shares remaining after payment of the withholding taxes shall be paid to the Grantee in cash.

               (c) No Grantee and no beneficiary or other person claiming under or through Grantee will have any right, title or interest in or to any shares of Common Stock allocated or reserved under the Plan or subject to the Option except as to such shares of Common Stock, if any, that have been issued or transferred to Grantee.

         7. Entire Agreement. This Agreement contains all the understandings between the parties hereto pertaining to the matters referred to herein, and supersedes all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto. The Grantee represents that, in executing this Agreement, he does not rely and has not relied upon any representation or statement not set forth herein made by the Company with regard to the subject matter, bases or effect of this Agreement or otherwise.

         8. Amendment or Modification Waiver. No provision of this Agreement may be amended or waived unless such amendment or waiver is agreed to in writing, signed by the Grantee and by a duly authorized officer of the Company. No waiver by any party hereto or any breach by another party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar condition or provision at the same time, any prior time or any subsequent time.

         9. Notices. Any notice to be given hereunder shall be in writing and shall be deemed given when delivered personally, sent by courier or telecopy or registered or certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:

                  To Grantee at:
                  The Grantee's residence address
                  then on file with the Company

                  To the Company at:
                  OrNda HealthCorp
                  3401 West End Avenue
                  Nashville, Tennessee 37203
                  Attn: General Counsel
                  Telecopy: (615) 783-1232

         Any notice delivered personally or by courier under this Section 9 shall be deemed given on the date delivered and any notice sent by telecopy or registered or certified mail, postage prepaid, return receipt requested, shall be deemed given on the date telecopied or mailed.

         10. Severability. If any provision of this Agreement or the application of any such provision to any party or circumstances shall be determined by any court of competent jurisdiction to be invalid and unenforceable to any extent, the remainder of this Agreement or the application of such provision to such person or circumstances other than those to which it is so determined to be invalid and unenforceable, shall not be affected thereby, and each provision hereof shall be validated and shall be enforced to the fullest extent permitted by law.

         11. Nontransferability. This Option (or any portion thereof) is not transferable by the Grantee otherwise than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended, or Title I of the Employee Retirement Income Security Act, or the rules thereunder. The designation of a beneficiary by Grantee does not constitute a transfer.

         12. Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement to the extent necessary to the intended preservation of such rights and obligations.

         13. Governing Law. This agreement will be governed by and construed in accordance with the laws of the State of Tennessee, without regard to its conflicts of laws principles.

         14. Headings. All descriptive headings of sections and paragraphs in this Agreement are intended solely for convenience, and no provision of this Agreement is to be construed by reference to the heading of any section or paragraph.

         15. Construction. This Agreement is made under and subject to the provisions of the Plan, and all of the provisions of the Plan are hereby incorporated herein as provisions of this Agreement. If there is a conflict between the provisions of this Agreement and the provisions of the Plan, the provisions of the Plan will govern. By signing this Agreement, the Grantee confirms that he has received a copy of the Plan and has had an opportunity to review the contents thereof.

         16. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                             ORNDA HEALTHCORP

                                             By:_______________________________

                                             Grantee:
                                             __________________________________

                                                                  EXHIBIT 10.27

                                                               [CONFORMED COPY]



                      FIRST AMENDMENT AND LIMITED WAIVER TO
                          AMENDED AND RESTATED CREDIT,
                     SECURITY, GUARANTY AND PLEDGE AGREEMENT

         This FIRST AMENDMENT AND LIMITED WAIVER TO AMENDED AND RESTATED CREDIT, SECURITY, GUARANTY AND PLEDGE AGREEMENT, dated as of September 12, 1996 (this "Amendment"), is entered into by and among ORNDA HEALTHCORP, a Delaware corporation ("OrNda"), ORNDA HOSPITAL CORPORATION (formerly known as Summit Hospital Corporation), a California corporation ("OHC"), and AHM ACQUISITION CO., INC., a Delaware corporation ("AHM Acquisition") (individually, a "Borrower" and collectively, the "Borrowers"), the Persons named as Guarantors parties hereto (individually, a "Guarantor" and collectively, the "Guarantors"), the Persons named as Lenders parties hereto (individually, a "Lender" and collectively, the "Lenders"), THE BANK OF NOVA SCOTIA, a Canadian chartered bank ("Scotiabank"), as administrative agent (in such capacity, the "Administrative Agent") for itself and the other Lenders, CITICORP USA INC., a Delaware corporation, as Documentation Agent for the Lenders, Scotiabank and Citicorp, as Co-Syndication Agents for themselves and the other Lenders , GENERAL ELECTRIC CAPITAL CORPORATION, THE INDUSTRIAL BANK OF JAPAN, LIMITED, NEW YORK BRANCH, THE LONG-TERM CREDIT BANK OF JAPAN LIMITED, NEW YORK BRANCH, NATIONSBANK N.A., THE TORONTO-DOMINION BANK and WELLS FARGO BANK, as Co-Agents for themselves and the other Lenders, and AMSOUTH BANK OF ALABAMA, BANK OF AMERICA NT & SA, CORESTATES BANK, N.A., CREDIT LYONNAIS CAYMAN ISLAND BRANCH, CREDITANSTALT-BANKVEREIN and DEUTSCHE BANK AG, NEW YORK AND/OR CAYMAN ISLANDS BRANCH, as Lead Managers for themselves and the other Lenders.


                              W I T N E S S E T H:

         WHEREAS, the Borrowers, the Guarantors, the Lenders and the Agents have heretofore entered into the Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of October 27, 1995 (together with all Exhibits, Schedules and attachments thereto, in each case as amended or otherwise modified prior to the date hereof, the "Credit Agreement");

         WHEREAS, the Borrowers desire to combine and treat simultaneous investments in hospital acquisitions and investments in related physician groups as the total acquisition price of a hospital and if a hospital is a Joint Venture, then to treat the amount invested in such physician group as an investment in a Joint Venture;

         WHEREAS, the Borrowers desire to treat the expenditures incurred in connection with the construction of a new Fallon Medical City replacement hospital as related to a Permitted Acquisition and not as expenditures related to a Capital Expenditures;

         WHEREAS, the Guarantors will derive substantial benefits from the amendments effected hereby; and

         WHEREAS, the Lenders and the Agents are willing, on and subject to the terms and conditions set forth below, to amend and waive certain provisions of the Credit Agreement as provided below (the Credit Agreement, as amended pursuant to the terms of this Amendment, being referred to as the "Amended Credit Agreement") below;

         NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained, the Borrowers, the Guarantors, the Lenders and the Agents hereby agree as follows:



PART I

                                   DEFINITIONS

         SUBPART 1.1. Certain Definitions. The following terms (whether or not underscored) when used in this Amendment shall have the following meanings (such meanings to be equally applicable to the singular and plural forms thereof):

         "Administrative Agent" is defined in the preamble.

         "AHM Acquisition" is defined in the preamble.

         "Amended Credit Agreement" is defined in the fifth recital.

         "Amendment" is defined in the preamble.

         "Amendment No. 1" is defined in Subpart 3.1.

         "Borrower" and "Borrowers" are defined in the preamble.

         "Credit Agreement" is defined in the first recital.

         "First Amendment Effective Date" is defined in Subpart 3.1.

         "Guarantor" and "Guarantors" are defined in the preamble.

         "Lender" and "Lenders" are defined in the preamble.

         "OHC" is defined in the preamble.

         "Scotiabank" is defined in preamble.


         SUBPART 1.2. Other Definitions. Terms for which meanings are provided in the Credit Agreement are, unless otherwise defined herein or the context otherwise requires, used in this Amendment with such meanings.


                                     PART II

                          AMENDMENTS AND LIMITED WAIVER

         Effective on (and subject to the occurrence of) the First Amendment Effective Date, the Credit Agreement is hereby amended and waived in accordance with this Part II; except as so amended modified, or waived by this Amendment, the Credit Agreement shall continue in full force and effect.

         SUBPART 2.1. Amendments to Article I. Article I of the Credit Agreement is hereby amended in accordance with Subparts 2.1.1 and 2.1.2.

         SUBPART 2.1.1. Section 1.1 ("Definitions") of the Credit Agreement is hereby amended by inserting in such Section the following definitions in the appropriate alphabetical order:

                  "Fallon Acquisition" means, collectively, (i) the acquisition contemplated under that certain Asset Purchase Agreement, dated as of April 22, 1996, among S.V. Hospital, L.L.C., Provident Nursing Homes, Inc., Clini-Tech Laboratories, Inc., collectively, as buyer, and Fallon Foundation, Inc., Clinitech Services, Inc., Providence House Nursing Home, Inc., Saint Vincent Health Care System, Inc., Saint Vincent Hospital, Inc., Certified Nursing Services, Inc., SVH Services, Inc., Saint Vincent Faculty Practice, Inc., Saint Vincent Physician Associates, Inc. and Saint Vincent Management Corp., as the sellers, and (ii) the minority investment in the Fallon Clinic, Inc., as more fully described in that certain Agreement and Plan of Merger, dated as of April 22, 1996, among Fallon Clinic, Inc., OrNda Healthcorp of Massachusetts, Inc. and OrNda Acquisition Corp.

                  "Fallon Project" means the construction of the new Fallon Medical City replacement hospital to be located in Worcester, Massachusetts, which is to be built in connection with the Fallon Acquisition.

                  "First Amendment" means the First Amendment and Limited Waiver to Amended and Restated Credit, Security, Guaranty and Pledge Agreement, dated as of September 12, 1996, among the Borrowers, the Guarantors parties thereto, the Lenders parties thereto and the Agents.

                  "First Amendment Effective Date" is defined in
         Subpart 3.1 of the First Amendment.

                  "Residual Amount" means the amount of any residual payment which is (i) made or to be made in connection with an Operating Lease which is a synthetic lease or a leveraged lease at the termination of such synthetic lease or leveraged lease and (ii) a recourse obligation of any Borrower and/or any other Credit Party.

         SUBPART 2.1.2. Section 1.1 of the Credit Agreement is hereby further amended as follows:

         (a) The definition of "Acquisition" is hereby amended in its entirety to read as follows:


                  "Acquisition" means any transaction, or any series of related transactions, by which OrNda and/or any of its Subsidiaries directly or indirectly

                           (a) acquires any ongoing business or all or
                  substantially all of the assets (including, without limitation, any Health Care Assets) of any firm, partnership, joint venture, corporation or division thereof, whether through purchase of assets, merger or otherwise,

                           (b) acquires (in one transaction or as the most
                  recent transaction in a series of transactions) control of at least a majority in ordinary voting power of the securities of a corporation which have ordinary voting power for the election of directors,

                           (c) acquires control of a 50% or more ownership
                  interest in any partnership or joint venture, other than through repurchases of Joint Venture interests permitted by
                  Section 6.9(i),

                           (d) makes any other expenditure for the Fallon
                  Project which, in accordance with GAAP, is or should be treated as a Capital Expenditure, but instead OrNda elects to treat as an "Acquisition" for the purposes of this Agreement so long as, and only so long as, the aggregate amount of all such expenditures do not at any time exceed $225,000,000; or

                           (e) makes any other expenditure for the construction
                  of property, plant and equipment (other than in connection with the Fallon Project) which, in accordance with GAAP, is or should be treated as a Capital Expenditure, but instead OrNda elects to treat as an

                  "Acquisition" for the purposes of this Agreement so long as, and only so long as, the aggregate amount of all such expenditures (other than in connection with the Fallon Project) do not at any time exceed $50,000,000;

         provided, however, that the amount of an acquisition of the type described in clauses (a), (b) and (c) above of a Health Care Asset (of the type described in clause (a) of the definition of Health Care Asset) shall be deemed to include any majority or minority Investments that are made or committed to be made in a physician group or joint venture associated with such Health Care Asset and such Investments shall be included as Investments permitted under clause (b) of Section 6.7; provided, further, however that an Acquisition shall not include an exchange of Health Care Assets consummated in accordance with the last paragraph of Section 6.4.

         (b) Clause (b) of the definition of "Joint Venture" is hereby amended in its entirety to read as follows:

                  (b) in which physicians, hospital personnel, hospitals, integrated health delivery systems or companies involved in the healthcare industry also have a direct or indirect equity or ownership interest (other than solely as a result of the ownership by any such physician, hospital personnel, hospital, integrated health delivery system or company involved in the healthcare industry of any capital stock of a Borrower) and

         SUBPART 2.2. Amendments to Article V. Article V of the Credit Agreement is hereby amended in accordance with Subpart 2.2.1.

         SUBPART 2.2.1. Clause (i)(i)(A) of Section 5.1 ("Notice of Litigation") of the Credit Agreement is hereby amended in its entirety to read as follows:

         (A) with respect to any such Person which reasonably could be expected to adversely affect such Person's right to receive a material portion of Medicare and Medicaid reimbursements to which it would otherwise be entitled, such Person's right to participate in Medicare and Medicaid programs or otherwise have a material adverse effect on the receipt of Medicare and Medicaid reimbursement by any such Person which in the aggregate represent 10% or more of OrNda's Consolidated EBITDA for the immediately preceding Rolling Period, or

         SUBPART 2.3. Amendments to Article VI. Article VI of the Credit Agreement is hereby amended in accordance with Subparts 2.3.1 through 2.3.3.

         SUBPART 2.3.1. Clause (l) of Section 6.1 ("Limitation on Indebtedness") of the Credit Agreement is hereby amended by deleting the figure "$100,000,000" in the last line of such clause and inserting the figure "$175,000,000" in lieu thereof.

         SUBPART 2.3.2. Clause (k) of Section 6.7 ("Limitation on Investments") of the Credit Agreement is hereby amended by deleting the figures "$60,000,000" in the tenth line of such clause and "$10,000,000" in the last line of such clause and inserting the figures $100,000,000" and "$50,000,000", respectively, in lieu thereof.

         SUBPART 2.3.3. Section 6.18 ("Limitation on Leases") of the Credit Agreement is hereby amended in its entirety to read as follows:

                  SECTION 6.18. Limitation on Leases. Incur, create or assume any commitment to make, or make, any Consolidated Operating Lease Payments in any Fiscal Year of OrNda in excess of 5% of Consolidated Total Revenues for such Fiscal Year of OrNda; provided, however, that in connection with such permitted Operating Leases, OrNda and the other Credit Parties that are Consolidated Subsidiaries of OrNda may enter into one or more Guaranties for the payment of Residual Amounts not in excess of $100,000,000; provided, further, that the Residual Amounts actually paid by OrNda and such other Credit Parties, when aggregated with all other Consolidated Operating Lease Payments made in any Fiscal Year of OrNda, will not exceed 5% of Consolidated Total Revenues for such Fiscal Year.

         SUBPART 2.4. Limited Waiver and Approval. Subject to the conditions and on the terms set forth herein, and in reliance on the representations and warranties of the Borrowers contained herein, the Lenders hereby (a) waive, as of the First Amendment Effective Date, the delivery of a pro forma Compliance Certificate relating to the Fallon Project pursuant to the requirements of Section 5.1(s) of the Credit Agreement and (b) approve the Fallon Project for the purposes of Section 6.6(c)(iv) of the Credit Agreement.

         SECTION 2.5. Limitation of Waiver. Subpart 2.4 of this Amendment shall be limited precisely as written and relates solely to the waiver of the delivery requirements of Section 5.1(s) of the Credit Agreement as such Section relates to the delivery of a Compliance Certificate in connection with the Fallon Acquisition, and nothing in this Amendment shall be deemed to:

                  (a) constitute a waiver of compliance by the Borrower with respect to (i) Section 5.1(s) of the Credit Agreement for any future Acquisitions or (ii) any other term, provision or condition of the Credit Agreement or any other instrument or agreement referred to therein or relating thereto, including compliance with the financial covenants set forth in Article VI of the Credit Agreement; or

                  (b) prejudice any right or remedy that the Agent or any Lender may now have or may have in the future under or in connection with the Credit Agreement or any other instrument or agreement referred to therein or relating thereto.

         Except as expressly set forth herein, the terms, provisions and conditions of the Credit Agreement and the other Loan Documents shall remain in full force and effect and are in all respects hereby ratified and confirmed.

         SUBPART 2.6. Conforming Amendments to Exhibit E to Credit Agreement. Exhibit E (Form of Compliance Certificate) to the Credit Agreement is hereby amended in its entirety to read as set forth in Annex I hereto.

         SUBPART 2.7. Covenant Compliance and Rates and Fees in Respect of Loans and Letters of Credit outstanding or issued prior to the First Amendment Effective Date. Notwithstanding anything in the foregoing to the contrary, any determination of applicable interest rates and fees in respect of Loans and Letters of Credit outstanding or issued under the Credit Agreement prior to the First Amendment Effective Date, and any determination of compliance with the provisions of the Credit Agreement (including with the financial covenants set forth in Article VI of the Credit Agreement) for any period prior to the First Amendment Effective Date, shall be made pursuant to the terms of the Credit Agreement as in effect immediately prior to the First Amendment Effective Date and the defined terms applicable to any such determination shall have the meanings provided in the Credit Agreement as in effect immediately prior to the First Amendment Effective Date.


                                    PART III

                     CONDITIONS TO EFFECTIVENESS; EXPIRATION

         SUBPART 3.1. First Amendment Effective Date. This Amendment, and the amendments and modifications contained herein, shall be and become effective on the date (the "First Amendment Effective Date") when each of the conditions set forth in this Subpart 3.1 shall have been fulfilled to the satisfaction of the Administrative Agent and each of the Lenders; provided, that, such date shall occur prior to the termination date set forth in Subpart 3.2 (whereupon this Amendment shall be known and may be referred to as "Amendment No. 1").

         SUBPART 3.1.1. Execution of Counterparts. The Administrative Agent shall have received counterparts of this Amendment, duly executed and delivered on behalf of the Borrowers, the Guarantors and the Required Lenders.

         SUBPART 3.1.2. Material Adverse Change. There has been no material adverse change in the consolidated financial condition, results of operations, assets, business, properties or prospects of OrNda and the Consolidated Subsidiaries, taken as a whole, from the circumstances as reflected in the audited financial statements of OrNda and the Consolidated Subsidiaries, OHC and its consolidated Subsidiaries, and AHM Acquisition and its consolidated Subsidiaries, in each case as of August 31, 1995, true and correct copies of which were delivered pursuant to Section 5.1(a) of the Credit Agreement.

         SUBPART 3.1.3. Legal Details, etc. All documents executed or submitted pursuant hereto shall be satisfactory in form and substance to the Administrative Agent and its counsel. The Administrative Agent and its counsel shall have received all information and such counterpart originals or such certified or other copies or such materials as the Administrative Agent or its counsel may reasonably request, and all legal matters incident to the transactions contemplated by this Amendment shall be satisfactory to the Administrative Agent and its counsel.

         SUBPART 3.2. Expiration. If the First Amendment Effective Date shall not have occurred on or prior to September 18, 1996, the agreements of the parties hereto contained in this Amendment shall terminate effective immediately on such date and without any further action.


                                     PART IV

                         MISCELLANEOUS; REPRESENTATIONS

         SUBPART 4.1. Cross-References. References in this Amendment to any Part or Subpart are, unless otherwise specified or otherwise required by the context, to such Part or Subpart of this Amendment.

         SUBPART 4.2. Loan Document Pursuant to Credit Agreement. This Amendment is a Loan Document executed pursuant to the Credit Agreement and shall be construed, administered and applied in accordance with all of the terms and provisions of the Credit Agreement (and, following the First Amendment Effective Date, the Amended Credit Agreement).

         SUBPART 4.3. Full Force and Effect; Limited Amendment. Except as expressly amended or waived hereby, all of the representations, warranties, terms, covenants, conditions and other provisions of the Credit Agreement and the other Loan Documents shall remain unamended and unwaived and shall continue to be, and shall remain, in full force and effect in accordance with their respective terms. The amendments and limited waiver set forth herein shall be limited precisely as provided for herein to the provisions expressly amended herein and shall not be deemed to be an amendment to, waiver of, consent to or modification of any other term or provision of the Credit Agreement, any other Loan Document referred to therein or herein or of any transaction or further or future action on the part of any Borrower or any other Obligor which would require the consent of the Lenders under the Credit Agreement or any of the other Loan Documents.

         SUBPART 4.4. Payment of Fees and Expenses. The Borrowers, jointly and severally, hereby agree to pay and reimburse the Administrative Agent for all of its reasonable fees and expenses incurred in connection with the negotiation, preparation, execution and delivery of this Amendment and related documents, including all reasonable fees and disbursements of counsel to the Administrative Agent.

         SUBPART 4.5. Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

         SUBPART 4.6. Counterparts. This Amendment may be executed by the parties hereto in several counterparts, each of which when executed and delivered shall be deemed to be an original and all of which shall constitute together but one and the same agreement.

         SUBPART 4.7. Governing Law. THIS AMENDMENT SHALL BE DEEMED TO BE A CONTRACT MADE UNDER AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATION LAW).

         SUBPART 4.8. Compliance with Warranties, No Default, etc. Both before and after giving effect to the occurrence of the First Amendment Effective Date and the amendments to the Credit Agreement set forth above, the Borrowers represent and warrant the following statements shall be true and correct:

                  (a) the representations and warranties set forth in Article III and in Sections 7.13 and 9.15 of the Credit Agreement (excluding, however, Sections 3.6 and 3.17 of the Credit Agreement) shall, in each case, be true and correct in all material respects with the same effect as if made on and as of the First Amendment Effective Date (except to the extent that such representations and warranties relate solely to an earlier date, in which case such representations and warranties shall be true and correct as of such earlier date).

                  (b) except as disclosed by the Borrowers to the Co-Syndication Agents and Lenders pursuant to Sections 3.6 and
         3.17 of the Credit Agreement,

                           (i) no labor controversy, litigation, arbitration or
                  governmental investigation or proceeding shall be pending or, to the best knowledge of the Borrowers (after due inquiry), threatened against the Borrowers or any of their Subsidiaries which, in the opinion of the Required Lenders, would reasonably be expected to have a Material Adverse Effect or would adversely affect the legality, validity or enforceability of this Agreement, the Notes or any other Loan Document; and

                           (ii) no development shall have occurred in any labor
                  controversy, litigation, arbitration or governmental investigation or proceeding disclosed pursuant to Sections 3.6 and 3.17 of the Credit Agreement which, in the opinion of the Required Lenders, would reasonably be expected to have a Material Adverse Effect; and

                  (c) No Default shall have then occurred and be continuing, and neither the Borrowers nor any of their Subsidiaries is in material violation of any law or governmental regulation or court order or decree, which violation would, individually or in the aggregate, have a Material Adverse Effect.

         SUBPART 4.9. Additional General Representations. In order to induce the Lenders and the Agents to enter into this Amendment, the Borrowers hereby additionally represent and warrant as follows:

                  (a) the execution and delivery of this Amendment and the performance by each of the Borrowers, each of their respective Subsidiaries and each other Obligor of each of their respective obligations hereunder, under each other Loan Document, under the Credit Agreement as amended hereby and, upon the occurrence of the First Amendment Effective Date, under the Amended Credit Agreement are within such Person's corporate powers, have been duly authorized by all necessary corporate action, have received all necessary governmental approval (if any shall be required), and do not (i) contravene such Person's organic documents,
         (ii) contravene any contractual restriction, law or governmental regulation or court decree or order binding on or affecting such Person or (iii) result in, or require the creation or imposition of, any Lien on any of such Person's properties (other than pursuant to a Loan Document); and

                  (b) this Amendment, each other Loan Document, the Credit Agreement as amended hereby and, upon the occurrence of the First Amendment Effective Date, the Amended Credit Agreement are the legal, valid and binding obligations of each of the Borrowers, each of their respective Subsidiaries and each other Obligor enforceable in accordance with their respective terms (except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally and by principles of equity).


                [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective duly authorized officers as of the day and year first above written.

                                            BORROWERS:

                                            ORNDA HEALTHCORP

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer

                                            ORNDA HOSPITAL CORPORATION (formerly
                                            known as Summit Hospital
                                                Corporation)

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer

                                            AHM ACQUISITION CO., INC.

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer

                                            GUARANTORS:

                                            AHM CGH, INC.
                                            AHM GEMCH, INC.
                                            AHM JACKSON HOSPITAL INC.
                                            AHM MINDEN HOSPITAL, INC.
                                            AHM SMC, INC.
                                            AHM WCH, INC.
                                            AHMJV, INC.
                                            AMERICAN HEALTHCARE MANAGEMENT
                                                DEVELOPMENT COMPANY
                                            BONE MARROW/STEM CELL TRANSPLANT
                                                INSTITUTE OF FLORIDA, INC.
                                            C G DIAGNOSTIC, INC.
                                            CFMC LP, INC.
                                            CGH REALTY HOLDING, INC.
                                            CHHP, INC.
                                            CHR SERVICE CORP.
                                            CLINIC HOLDINGS, INC. (a Florida
                                                Corporation)

                                            CLINIC HOLDINGS, INC. (a Missouri
                                                corporation)
                                            COASTAL COMMUNITIES HEALTH SYSTEMS,
                                                INC.
                                            COMMONWEALTH CONTINENTAL HEALTH
                                                CARE, INC.
                                            COMMONWEALTH CONTINENTAL HEALTH
                                                CARE III, INC.
                                            CORAL GABLES HOSPITAL, INC.
                                            CORAL GABLES HOSPITAL PARTNERS, INC.
                                            CVHS HOSPITAL CORPORATION
                                            CYPRESS FAIRBANKS MEDICAL CENTER,
                                                INC.
                                            DAVENPORT MEDICAL CENTER, INC.
                                            DHPG OF GEORGIA, INC.
                                            DOCTORS' HOSPITAL MEDICAL CENTER,
                                                INC.
                                            EGH, INC.
                                            FMC ACQUISITION INC.
                                            FOUNTAIN VALLEY HEALTH CARE, INC.
                                            FOUNTAIN VALLEY IMAGING CORPORATION
                                            FOUNTAIN VALLEY REGIONAL HOSPITAL &
                                                MEDICAL CENTER
                                            FRENCH HOSPITAL MEDICAL CENTER
                                            GCPG, INC.
                                            GGH, INC.
                                            GULF COAST COMMUNITY HOSPITAL, INC.
                                            HARBOR VIEW HEALTH SYSTEMS, INC.
                                            HARBOR VIEW MEDICAL CENTER
                                            HCW, INC.
                                            HEALTH CHOICE ARIZONA, INC.
                                            HEALTH CHOICE HMO, INC.
                                            HEALTH CHOICE PARTNERS, INC.
                                            HEALTH HOLDING COMPANY, INC.
                                            HEALTH RESOURCES CORPORATION OF
                                                AMERICA - CALIFORNIA
                                            HEALTH RESOURCES CORPORATION OF
                                                AMERICA - FLORIDA
                                            HNMC, INC.
                                            HNPG, INC.
                                            HOUSTON NORTHWEST HEALTH SYSTEM,INC.
                                            HOUSTON NORTHWEST HOME HEALTHCARE,
                                                INC.
                                            HOUSTON NORTHWEST MANAGEMENT
                                                SERVICES, INC.
                                            HOUSTON NORTHWEST MEDICAL CENTER,
                                                INC.

                                            HOUSTON NORTHWEST PROVIDER ALLIANCE,
                                                INC.
                                            INDIANAPOLIS HEALTH SYSTEMS, INC.
                                            INDIANAPOLIS PHYSICIANS SERVICES,
                                                INC.
                                            LANDER VALLEY REGIONAL MEDICAL
                                                CENTER
                                            LBPG, INC.
                                            LCMH, INC.
                                            LEWISBURG COMMUNITY HOSPITAL, INC.
                                            MANAGED HEALTH ALLIANCE
                                            MATRIX ASSOCIATES, INC.
                                            MCF, INC.
                                            MCS ADMINISTRATIVE SERVICES, INC.
                                            MEDI-HEALTH OF FLORIDA, INC.
                                            MESA GENERAL HOSPITAL MEDICAL CENTER
                                                CENTER, INC.
                                            MIDWAY HOSPITAL MEDICAL CENTER, INC.
                                            MONTEREY PARK HOSPITAL
                                            MPH MANAGEMENT SERVICES, INC.
                                            NAI COMMUNITY HOSPITAL OF PHOENIX,
                                                INC.
                                            NLVH, INC.
                                            NLVPG OF NEVADA, INC.
                                            ORNDA ACCESS, INC.
                                            ORNDA HEALTH INITIATIVES, INC.
                                            ORNDA HEALTH SERVICES, INC.
                                            ORNDA HEALTHCHOICE, INC.
                                            ORNDA HEALTHCORP OF FLORIDA, INC.
                                            ORNDA HEALTHCORP OF PHOENIX, INC.
                                            ORNDA INVESTMENTS, INC.
                                            ORNDA MANAGEMENT SERVICES, INC.
                                            ORNDA OF SOUTH FLORIDA, INC.
                                            ORNDA OF SOUTH FLORIDA SERVICES
                                                CORPORATION
                                            PASADENA HOSPITAL CORPORATION
                                            POWAY HEALTH SYSTEMS, INC.
                                            PREMIER HEALTH RESOURCES, INC.
                                            PSH, INC.
                                            QUALICARE OF MISSISSIPPI, INC.
                                            QUALICARE OF WYOMING, INC.
                                            REPUBLIC HEALTH CORPORATION OF
                                                CENTRAL GEORGIA
                                            REPUBLIC HEALTH CORPORATION OF
                                                INDIANAPOLIS
                                            REPUBLIC HEALTH CORPORATION OF
                                                MEREDIAN

                                            REPUBLIC HEALTH CORPORATION OF
                                                MESQUITE
                                            REPUBLIC HEALTH CORPORATION OF NORTH
                                                MIAMI
                                            REPUBLIC HEALTH CORPORATION OF
                                                ROCKWALL COUNTY
                                            REPUBLIC HEALTH CORPORATION OF SAN
                                                BERNARDINO
                                            REPUBLIC HEALTH CORPORATION OF TEXAS
                                            REPUBLIC HEALTH OF NORTH TEXAS, INC.
                                            REPUBLIC HEALTH PARTNERS, INC.
                                            RHC FLORIDA, INC.
                                            RHC PARKWAY, INC.
                                            RHCMS, INC.
                                            RHPC, INC.
                                            S.C. CAL., INC.
                                            S.C. LANDER, INC.
                                            S.C. LONGVIEW, INC.
                                            S.C. MANAGEMENT, INC.
                                            S.C. SAN ANTONIO, INC.
                                            SAN JUAN MEDICAL CENTER, INC.
                                            SANTA ANA HOSPITAL MEDICAL CENTER,
                                                INC.
                                            SHL/O CORP.
                                            SNF PHARMACY, INC.
                                            SOUTH FLORIDA PHYSICIANS SERVICES,
                                                INC.
                                            SOUTH PARK MEDICAL CENTER, INC.
                                            ST. LUKE MEDICAL CENTER
                                            STH CORPORATION
                                            SUMMIT AMBULATORY NETWORK, INC.
                                            SUMMIT RECEIVABLES CO.
                                            THE DAVENPORT CLINIC, INC.
                                            TUSCON GENERAL HOSPITAL, INC.
                                            USDHC, INC.
                                            VALLEY COMMUNITY HOSPITAL
                                            WCH MANAGEMENT SERVICES, INC.
                                            WEST LOS ANGELES HEALTH SYSTEMS,INC.
                                            WESTCENTER REHABILITATION FACILITY,
                                                INC.
                                            WHITTIER HOSPITAL MEDICAL CENTER,
                                                INC.
                                            WOODLAND PARK HOSPITAL, INC.
                                            WPH MANAGEMENT SERVICES, INC.

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer

                                            BROTMAN PARTNERS, L.P.

                                            By West Los Angeles Health Systems,
                                            Inc., its sole general partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            CCHC - GOLDEN GLADES, LTD.,

                                            By Commonwealth Continental Health
                                            Care, Inc., its sole general partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            FLORIDA MEDICAL CENTER, LTD.,

                                            By MCF, Inc., its sole general
                                                partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            FOUNTAIN VALLEY IMAGING CENTER
                                                LIMITED PARTNERSHIP,

                                            By Fountain Valley Imaging
                                                Corporation, its sole general
                                                partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer

                                            FOUNTAIN VALLEY OUTPATIENT SURGICAL
                                                CENTER LIMITED PARTNERSHIP,

                                            By Fountain Valley Health Care,
                                                Inc., its sole general partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            GARLAND COMMUNITY HOSPITAL, LTD.,

                                            By GCPG, Inc., its sole general
                                                partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            GOLDEN GLADES HOSPITAL, LTD.,

                                            By Commonwealth Continental Health
                                                Care, Inc., its sole general
                                                partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            HARBOR VIEW HEALTH PARTNERS, L.P.

                                            By Harbor View Health Systems, Inc.,
                                                its sole general partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer

                                            LAKE POINTE MEDICAL CENTER, LTD.

                                            By Republic Health Partners, Inc.,
                                                its sole general partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            MMC CARDIOLOGY VENTURE

                                            By Indianapolis Health Systems,
                                                Inc., its sole general partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            NEW MEDICAL HORIZONS II, LTD.

                                            By   Cupress Fairbanks Medical
                                                Center, Inc., its sole general
                                                partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            WHITTIER SURGERY CENTER, L.P.

                                            By Whittier Hospital Medical Center,
                                                Inc., its sole general partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer

                                            WINONA MEMORIAL HOSPITAL LIMITED
                                              PARTNERSHIP,

                                            By Republic Health Corporation of
                                                Indianapolis, its sole general
                                                partner

                                            By  /s/  Russell F. Tonnies
                                            Title: Vice President and Treasurer


                                            ADMINISTRATIVE AGENT:

                                            THE BANK OF NOVA SCOTIA,
                                                as Administrative Agent

                                            By  /s/  Carolyn A. Lopez
                                            Title: Relationship Manager


                                            DOCUMENTATION AGENT:

                                            CITICORP USA INC.,
                                                as Documentation Agent

                                            By  /s/  Margaret Au Brown
                                            Title: Vice President


                                            CO-SYNDICATION AGENTS:

                                            THE BANK OF NOVA SCOTIA,
                                                as Co-Syndication Agent

                                            By  /s/  Carolyn A. Lopez
                                            Title: Relationship Manager

                                            CITICORP USA INC.,
                                                as Co-Syndication Agent

                                            By  /s/  Margaret Au Brown
                                            Title: Vice President


                                            CO-AGENTS:

                                            GENERAL ELECTRIC CAPITAL
                                                CORPORATION, as Co-Agent

                                            By  /s/  Cheryl P. Boyd
                                            Title: Authorized Signatory


                                            THE INDUSTRIAL BANK OF JAPAN,
                                                LIMITED, NEW YORK BRANCH,
                                                as Co-Agent

                                            By  /s/  Junri Oda
                                            Title: Senior Vice President
                                                   and Senior Manager


                                            THE LONG-TERM CREDIT BANK OF JAPAN
                                                LIMITED, NEW YORK BRANCH,
                                                as Co-Agent

                                            By  /s/  Satoru Otsubo
                                            Title: Joint General Manager


                                            NATIONSBANK N.A., as Co-Agent

                                            By  /s/  S. Walker Choppin
                                            Title: Senior Vice President


                                            THE TORONTO-DOMINION BANK,
                                                as Co-Agent

                                            By  /s/  Frederic B. Hawley
                                            Title: Manager, Credit
                                                Administration

                                            WELLS FARGO BANK, as Co-Agent

                                            By  /s/  William J. Baird
                                            Title: Senior Vice President


                                            LEAD MANAGERS:

                                            AMSOUTH BANK OF ALABAMA,
                                                as Lead Manager

                                            By  /s/  Timothy L. Vardaman
                                            Title: Officer


                                            BANK OF AMERICA NT & SA,
                                                as Lead Manager

                                            By  /s/  Wyatt R. Ritchie
                                            Title: Managing Director


                                            CORESTATES BANK, N.A.,
                                                as Lead Manager

                                            By  /s/  Elizabeth D. Morris
                                            Title: Vice President


                                            CREDIT LYONNAIS CAYMAN ISLAND
                                                BRANCH, as Lead Manager

                                            By  /s/  Farboud Tavangar
                                            Title: Authorized Signature


                                            CREDITANSTALT-BANKVEREIN,
                                                as Lead Manager

                                            By_________________________________
                                              Title:

                                            By_________________________________
                                              Title:

                                            DEUTSCHE BANK AG, NEW YORK AND/OR
                                                CAYMAN ISLANDS BRANCH,
                                                as Lead Manager

                                            By  /s/  Colin T. Taylor
                                            Title: Director

                                            By  /s/  Alka Goyal
                                            Title: Assistant Vice President


                                            LENDERS:

                                            ABN-AMRO BANK

                                            By_________________________________
                                            Title:

                                            By_________________________________
                                            Title:


                                            AMSOUTH BANK OF ALABAMA

                                            By  /s/  Timothy L. Vardaman
                                            Title: Officer


                                            BANC ONE

                                            By_________________________________
                                            Title:


                                            BANK OF AMERICA NT & SA

                                            By  /s/  Wyatt R. Ritchie
                                            Title: Managing Director

                                            BANK OF IRELAND, GRAND CAYMAN BRANCH

                                            By_________________________________
                                            Title:


                                            THE BANK OF NOVA SCOTIA

                                            By  /s/  Carolyn A. Lopez
                                            Title: Relationship Manager


                                            CITICORP USA INC.

                                            By  /s/  Margaret Au Brown
                                            Title: Vice President


                                            CORESTATES BANK, N.A.

                                            By  /s/  Elizabeth D. Morris
                                            Title: Vice President


                                            CREDIT LYONNAIS CAYMAN ISLAND BRANCH

                                            By  /s/  Farboud Tavangar
                                            Title: Authorized Signature


                                            CREDITANSTALT-BANKVEREIN

                                            By_________________________________
                                            Title:

                                            By_________________________________
                                            Title:

                                            DEUTSCHE BANK AG, NEW YORK AND/OR
                                                CAYMAN ISLANDS BRANCH

                                            By  /s/  Colin T. Taylor
                                            Title: Director

                                            By  /s/  Alka Goyal
                                            Title: Assistant Vice President


                                            DRESDNER BANK, AG, NEW YORK BRANCH
                                                AND GRAND CAYMAN BRANCH

                                            By  /s/  Andrew P. Nesi
                                            Title: Vice President

                                            By  /s/  John D. Padilla
                                            Title: Assistant Vice President


                                            FIRST AMERICAN NATIONAL BANK

                                            By_________________________________
                                            Title:


                                            FIRST UNION NATIONAL BANK OF NORTH
                                                CAROLINA

                                            By  /s/  Ann M. Dodd
                                            Title: Senior Vice President


                                            FLEET NATIONAL BANK

                                            By  /s/  Ginger Stolzenthaler
                                            Title: Vice President

                                            GENERAL ELECTRIC CAPITAL CORPORATION

                                            By  /s/  Cheryl P. Boyd
                                            Title: Authorized Signatory


                                            THE INDUSTRIAL BANK OF JAPAN,
                                                LIMITED, NEW YORK BRANCH

                                            By  /s/  Junri Oda
                                            Title: Senior Vice President
                                                   and Senior Manager


                                            THE LONG-TERM CREDIT BANK OF JAPAN
                                                LIMITED, NEW YORK BRANCH

                                            By  /s/  Satoru Otsubo
                                            Title: Joint General Manager


                                            MERRILL LYNCH SENIOR FLOATING
                                                RATE FUND, INC.

                                            By  /s/  R. Douglas Henderson
                                            Title: Authorized Signatory


                                            MICHIGAN NATIONAL BANK

                                            By  /s/  Lisa Davidson McKinnon
                                            Title: Vice President


                                            THE MITSUBISHI TRUST AND BANKING
                                                CORPORATION, CHICAGO BRANCH

                                            By  /s/  Masaki Yamagishi
                                            Title: Chief Manager

                                            FLEET BANK, N.A. successor to
                                                NATWEST BANK N.A.

                                            By  /s/  Pauline McHugh
                                            Title: Vice President


                                            NATIONSBANK, N.A.

                                            By  /s/  S. Walker Choppin
                                            Title: Senior Vice President


                                            PNC BANK KENTUCKY, INC.

                                            By  /s/  Kathryn M. Bohr
                                            Title: Assistant Vice President


                                            RESTRUCTURED OBLIGATIONS BACKED BY
                                                SENIOR ASSETS, B.V.

                                            By ABN TRUSTCOMPANY (NEDERLAND)
                                                B.V., its Managing Director

                                            By_________________________________
                                            Title:

                                            By
                                            Title:


                                            STICHTING RESTRUCTURED OBLIGATIONS
                                                BACKED BY SENIOR ASSETS 2,
                                                (ROSA 2)

                                            By ABN TRUSTCOMPANY (NEDERLAND)
                                                B.V., its Managing Director

                                            By_________________________________
                                            Title:

                                            By_________________________________
                                            Title:

                                            THE SUMITOMO BANK, LTD., CHICAGO
                                                BRANCH

                                            By  /s/  Teryll L. Herron
                                            Title: Vice President

                                            By  /s/  E.B. Buchanan, Jr.
                                            Title: Vice President


                                            THE SUMITOMO TRUST & BANKING CO.,
                                                LTD., NEW YORK BRANCH

                                            By  /s/  Suraj P. Bhatia
                                            Title: Senior Vice President,
                                                Manager


                                            THE TORONTO-DOMINION BANK

                                            By  /s/  Frederic B. Hawley
                                            Title: Manager,
                                                Credit Administration


                                            UNITED STATES NATIONAL BANK OF
                                                OREGON

                                            By  /s/  Fiza Noordin
                                            Title: Assistant Vice President


                                            WELLS FARGO BANK

                                            By  /s/  William J. Baird
                                            Title: Senior Vice President

                                                                     EXHIBIT 11

                                         ORNDA HEALTHCORP AND SUBSIDIARIES
                                  EXHIBIT 11 -- COMPUTATION OF PER SHARE EARNINGS
                                     (in thousands, except per share amounts)


                                                                                Year Ended August 31,
                                                                        1994            1995            1996
                                                                   -------------   -------------   -------------
Primary

Average shares outstanding                                              37,879          44,197          55,654
Net effect of dilutive common stock
     equivalents:
          Stock options - treasury stock method                             -- (1)       1,097           1,855
                                                                   -------------   -------------   -------------
TOTAL                                                                   37,879          45,294          57,509
                                                                   =============   =============   =============

Net income (loss) before extraordinary
     item, as adjusted for preferred
     stock dividends                                               $   (48,909)    $    69,312     $    99,539
                                                                   =============   =============   =============

Per share amount before extraordinary
     item                                                          $     (1.29)    $      1.53     $      1.73
                                                                   =============   =============   =============

Net income (loss) as adjusted for
     preferred stock dividends                                     $   (61,205)    $    69,312     $    99,539
                                                                   ============    =============   =============

Per share amount                                                   $     (1.62)    $      1.53     $      1.73
                                                                   ============    =============   =============
Fully Diluted
Average shares outstanding                                              37,879          44,197          55,654
Net effect of dilutive common stock
     equivalents:
          Stock options - treasury stock method                             -- (1)       1,845           2,100
          Assumed conversion of redeemable
               preferred stock                                              -- (1)       1,340             310
                                                                   -------------   -------------   -------------
TOTAL                                                                   37,879          47,382          58,064
                                                                   =============   =============   =============

Net income (loss) before extraordinary
     item, as adjusted for preferred
     stock dividends                                               $   (48,909)    $    71,312     $    99,871
                                                                   =============   =============   =============

Per share amount before extraordinary
     item                                                          $     (1.29)    $      1.51     $      1.72
                                                                   =============   =============   =============

Net income (loss) as adjusted for
     preferred stock dividends                                     $   (61,205)    $    71,312     $    99,871
                                                                   =============   =============   =============

Per share amount                                                   $     (1.62)    $      1.51     $      1.72
                                                                   =============   =============   =============

(1) Shares issuable upon the exercise of stock options or conversion of redeemable preferred stock have not been included in the calculation of loss per share for fiscal 1994 because the effect of their inclusion would be anti-dilutive.

                                                                     EXHIBIT 21

                                                  ORNDA HEALTHCORP SUBSIDIARIES

Subsidiary                                                      State of Incorporation     Assumed Names
----------                                                      ----------------------     -------------

AHM Acquisition , Inc.                                                 Delaware
AHM CGH, Inc.                                                          California          Chapman General Hospital
                                                                                           Chapman Medical Center
                                                                                           Medtrust
AHM GEMCH, Inc.                                                        California          Greater El Monte Community Hospital
                                                                                           Medtrust
AHM Jackson Hospital, Inc.                                             Mississippi         Doctor's Hospital, Inc.
AHMJV, Inc.                                                            California
AHM SMC, Inc.                                                          California          Suburban Medical Center
AHM WCH, Inc.                                                          California          Woodruff Community Hospital
AHM Minden Hospital, Inc.                                              Louisiana           Minden Medical Center
                                                                                           Medtrust
American Healthcare Management Development Company                     Texas               Preston Recovery Co.
Biltmore Surgery Center, Inc.                                          Arizona
Bone Marrow/Stem Cell Transplant Institute of Florida, Inc.            Florida             Stem Cell Institute
C G Diagnostic, Inc.                                                   Florida             Coral Gables Diagnostic Center
Care Net Health Systems, Inc.                                          Tennessee
CFMC LP, Inc.                                                          Nevada
CGH Realty Holding, Inc.                                               Florida
CHHP, Inc.                                                             California          Community Hospital of Huntington Park
                                                                                           Mission Hospital of Huntington Park
CHR Service Corp                                                       Arizona
Clinic Holdings, Inc. (Missouri)                                       Missouri            Parkway Regional MLA Clinic
Clini-Tech Laboratories, Inc.                                          Massachusetts
Coastal Communities Health Systems, Inc.                               California
Commonwealth Continental Health Care III, Inc.                         Florida
Commonwealth Continental Health Care, Inc.                             Florida
Coral Gables Hospital, Inc.                                            Florida             Personal Care +
Coral Gables Hospital Partners, Inc.                                   Florida

Subsidiary                                                      State of Incorporation   Assumed Names
----------                                                      ----------------------   -------------
CVHS Hospital Corporation                                              California        Centinela Hospital Medical Center
                                                                       Centinela         Hospital Airport Medical Clinic
                                                                                         Intrastate Medical Collections
Cypress Fairbanks Medical Center, Inc.                                 Texas

Davenport Medical Center, Inc.                                         Iowa
Desert Communities Health Systems, Inc.                                California
DHPG of Georgia, Inc.                                                  Georgia
Doctors' Hospital Medical Center, Inc.                                 Colorado
EGH, Inc.                                                              Oregon            Eastmoreland General Hospital
                                                                                         Medtrust
                                                                                         Occu-Med Network
                                                                                         Southwest Family Clinic
Fountain Valley Health Care, Inc.                                      California
Fountain Valley Imaging Corp                                           California
Fountain Valley Pharmacy, Inc.                                         California        Private Care Pharmacy
Fountain Valley Regional Hospital & Medical Center                     California        The Center for Breast Care
                                                                                         Women's and Children's Specialty Services
French Hospital Medical Center                                         California
FMC Center, Inc.                                                       Delaware          Oakland Medical Mall
FMC Medical, Inc.                                                      Florida
GCPG, Inc.                                                             Delaware          Surgery-Associates-Garland (TX)
                                                                                         Youth Crossing (TX)
GGH, Inc. (formerly Gibson General Hospital, Inc.)                     Tennessee         Medtrust
GMPG, Inc.                                                             California
Gulf Coast Community Health Care Systems, Inc.                         Mississippi
Gulf Coast Community Hospital, Inc.                                    Mississippi       Gulf Oaks Medical Center
                                                                                         Gulf Oaks Hospital
                                                                                         Gulf Oaks Psychiatric Hospital
                                                                                         Gulf Oaks Recovery Center
Harbor View Medical Center, Inc.                                       California

Subsidiary                                                      State of Incorporation   Assumed Names
----------                                                      ----------------------   -------------

Harbor View Health Systems, Inc.                                       California
Harbor View Physicians Services, Inc.                                  California
HCW, Inc.                                                              Texas             Wylie Community Hospital
Health Choice Arizona, Inc.                                            Arizona           Managed Cre Stategies - Aizona
Health Choice HMO, Inc.                                                Arizona
Health Choice Partners, Inc.                                           Florida
Health Holding Company, Inc.                                           Delaware
Health Resources Corporation of America-California                     California
Health Resources Corporation of America-Florida                        Delaware          North Miami General Hospital
HNMC, Inc.                                                             Delaware          Houston Northwest Medical Center(TX)
HNPG, Inc.                                                             Texas
HNW GP, Inc.                                                           Delaware
Horizon Health Group, Inc.                                             Delaware
Houston Northwest Health System, Inc.                                  Texas
Houston Northwest Home Health Care, Inc.                               Texas
Houston Northwest Management Services, Inc.                            Texas
Houston Northwest Medical Center, Inc.                                 Delaware
Indianapolis Health Systems, Inc.                                      Indiana
Indianapolis Physician Services, Inc.                                  Indiana
LaHacienda Treatment Center, Inc.                                      Delaware          LaHacienda Treatment Center
                                                                                         Horizon Outpatient Services
Lander Valley Regional Medical Center                                  Wyoming
LBPG, Inc.                                                             California
LCMH, Inc.                                                             Texas
Lewisburg Community Hospital, Inc.                                     Tennessee
Life Visions, Inc. (Non-Profit)                                        Missouri
Lewisburg Hospital Properties, Inc.                                    Tennessee
Managed Health Alliance                                                California
Matrix Associates, Inc.                                                Arizona
MCS Administrative Services, Inc.                                      California
MCF, Inc.                                                              Florida

Subsidiary                                                      State of Incorporation   Assumed Names
----------                                                      ----------------------   -------------
Medi-Health of Florida, Inc.                                           Florida
Meridian Regional Hospital, Inc.                                       Mississippi
Mesa General Hospital Medical Center, Inc.                             Arizona
MGPG, Inc.                                                             California
Midway Hospital Medical Center, Inc.                                   California
Monterey Park Hospital                                                 California        Medtrust
MPC, Inc.                                                              West Virginia     Plateau Medical Center, Inc.
                                                                                         Medtrust
NAI Community Hospital of Phoenix, Inc.                                Arizona
Newport Beach Health Systems,  Inc.                                    California
NLVH, Inc.                                                             Nevada            North Las Vegas Hospital, Inc.
                                                                                         Community Hospital of North Las Vegas, Inc.
                                                                                         Lake Mead Hospital Medical Center, Inc.
                                                                                         Stewart Medical Center
NLVPG of Nevada, Inc.                                                  Nevada
Northwest Houston Providers Alliance, Inc.                             Texas
OHM Health Initiatives, Inc.                                           Massachusetts
OHM Services, Inc. (Non-Profit)                                        Massachusetts
OrNda FMC, Inc.                                                        Florida
OrNda Access, Inc.                                                     Arizona
OrNda Acquisition Corporation                                          Massachusetts
OrNda Ambulatory Network, Inc.                                         California
OrNda HealthChoice, Inc.                                               Arizona

OrNda HealthCorp of Florida, Inc.                                      California        Florida Medical Center South
OrNda HealthCorp of Massachusetts, Inc.                                Massachusetts

Subsidiary                                                      State of Incorporation   Assumed Names
----------                                                      ----------------------   -------------

OrNda HealthCorp of Phoenix, Inc.                                      California        Horizon Hospital
                                                                                         St. Luke's Medical Center (AZ)
                                                                                         St. Luke's Behavioral Health Center (AZ)
                                                                                         Tempe St. Luke's Hospital (AZ)
                                                                                         St. Luke's Skilled Nursing Facility (AZ)
                                                                                         St Luke's Rehabilitation Center (AZ)
                                                                                         St. Luke's Centre Medical Clinic (AZ)
                                                                                         Centre Clinic I (AZ)
                                                                                         Centre Clinic III (AZ)
                                                                                         East Valley Center for Primary Care (AZ)
                                                                                         Center For Primary Care (AZ)
OrNda Homecare, Inc.                                                   California
OrNda Hospital Corporation                                             California
OrNda Hospital Investment Corp.                                        Massachusetts
OrNda Health Initiatives, Inc.                                         Delaware          GCG Supplemental Staffing (TX)
                                                                                         High Tech Infusion (TX)
                                                                                         Home Health Management
                                                                                         Home Health Equipment (FL)
OrNda Investments, Inc.                                                Nevada
OrNda Management Services, Inc.                                        Delaware
OrNda of South Florida, Inc.                                           Delaware
OrNda of South Florida Services Corporation                            Florida
OrNda Receivables Company                                              California
Portland Health Centers, Inc.                                          Oregon
Poway Health Systems, Inc.                                             California
Premier Health Systems, Inc.                                           Delaware
Provident Nursing Homes, Inc.                                          Massachusetts
PSH, Inc.                                                              Washington        Puget Sound Hospital
                                                                                         Puget Sound Hospital Volunteers
                                                                                         Puget Sound Hospital Gift Shop
                                                                                         Medtrust

Subsidiary                                                      State of Incorporation   Assumed Names
----------                                                      ----------------------   -------------

Qualicare of Mississippi, Inc.                                         Louisiana
Qualicare of Wyoming, Inc.                                             Louisiana
Republic Health Corporation of Arizona                                 Arizona
Republic Health Corporation of California                              Delaware
Republic Health Corporation of Central Georgia                         Georgia
Republic Health Corporation of Hayward                                 California
Republic Health Corporation of Indianapolis                            Indiana             Winona Memorial Hospital
                                                                                           Midwest Medical Center
Republic Health Corporation of Meridian                                Delaware
Republic Health Corporation of Mesquite                                Delaware            Mesquite Physicians Hospital
Republic Health Corporation of North Miami                             Florida
Republic Health Corporation of Rockwall County                         Nevada
Republic Health Corporation of San Bernardino                          California
Republic Health Corporation of Texas                                   Nevada              Walnut Medical Center
                                                                                           Garland Community Hospital
                                                                                           GCG
                                                                                           Garland Diagnostic Center
                                                                                           Pulse Health Services
Republic Health of North Texas, Inc.                                   Texas
Republic Health Partners, Inc.                                         Delaware

RHC Florida, Inc.                                                      Delaware
RHC Parkway, Inc.                                                      Delaware
RHC Texas, Inc. (f/k/a Texas Regional Lab, Inc.)                       Texas               OHRL, Inc.(Texas)
RHCMS, Inc.                                                            Delaware
RHPC, Inc.                                                             Florida             Riverside Hospital, Inc.
                                                                                           North Bay Medical Center, Inc.
                                                                                           Medtrust
Rio Hondo Health Systems, Inc.                                         California          Rio Hondo Memorial Hospital
Rio Hondo Memorial Hospital                                            California

Subsidiary                                                      State of Incorporation   Assumed Names
----------                                                      ----------------------   -------------

Ross General Hospital                                                  California        Ross Horizon Hospital
                                                                                         Ross Hospital
Ross Hospital, Inc.                                                    Delaware
Sacramento Community Hospital, Inc.                                    California
San Juan Medical Center, Inc.                                          Florida
Santa Ana Hospital Medical Center, Inc.                                California
S.C. Cal., Inc.                                                        Washington        Trinity Valley Medical Center
                                                                                         Pulse Health Services
S.C. Management, Inc.                                                  Washington        Twin Rivers Fitness Center
                                                                                         Twin Rivers Medical Center
                                                                                         Quality Care Medical Supply
S.C. San Antonio, Inc.                                                 Washington        Southwest General Hospital
                                                                                         Generations
                                                                                         Impotence Center of South Texas
                                                                                         Safework Industrial Medicine Program
                                                                                         VIP Seniors Southwest MRI Imaging Center
                                                                                         Nurses Who Care Home Health Care Agency
S.V. Hospital, L.L.C.                                                  Massachusetts     Saint Vincent Hospital
SHL/O Corp                                                             Delaware
SNF Pharmacy, Inc.                                                     California
South Florida Physician Services, Inc.                                 Florida
Southwest Physician Management Services, Inc.                          Texas

South Park Medical Center, Inc.                                        Texas             South Park Medical Center
                                                                                         Lamesa Specialty Clinic
                                                                                         South Park Medical Center & Hospital
                                                                                         South Park Hospital & Medical Center
                                                                                         South Park Hospital
St. Luke Medical Center                                                California

Subsidiary                                                      State of Incorporation   Assumed Names
----------                                                      ----------------------   -------------

STH Corporation                                                        Texas             Sharpstown General Hospital
                                                                                         Medtrust
                                                                                         Workfit
S.V. Hospital, L.L.C.                                                  Massachusetts     Saint Vincent Hospital
The Davenport Clinic, Inc.                                             Iowa
TriLink Provider Services Organization, Inc.                           Florida
Tucson General Hospital, Inc.                                          Arizona
USDHC, Inc.                                                            California

Valley Community Hospital, Inc.                                        California
WCH Management Services, Inc.                                          California
West Los Angeles Health Systems, Inc.                                  California        Brotman Medical Center
Westcenter Rehabilitation Facility, Inc.                               Arizona           Westcenter
Westside Hospital, LLC                                                 Delaware
Whittier Hospital Medical Center, Inc.                                 California
Woodland Park Hospital, Inc.                                           Oregon            Medtrust
                                                                                         Pulse Health Services
WPH Management Services, Inc.                                          Oregon

                                                                     EXHIBIT 23

                                                                     EXHIBIT 23




                         Consent of Independent Auditors


We consent to the incorporation by reference in the following Registration
Statements:

a. Form S-8 Registration Statement (No. 33-37699) relating to 851,563 shares of Common Stock issuable under the Republic Health Corporation Stock Accumulation Plan, the Republic Health Corporation 1990 Stock Option Plan and the Republic Health Corporation 1991 Stock Option Plan, filed on November 9, 1990;

b. Form S-8 Registration Statement (No. 33-78620) relating to 860,002 shares of Common Stock issuable under the American Healthcare Management, Inc. 1990 Non-Employee Directors' Stock Plan, the American Healthcare Management, Inc. 1990 Stock Plan, and the American Healthcare Management, Inc. 1990 Volla and Dubbs Executive Compensation Agreements, filed on May 4, 1994;

c. Form S-8 Registration Statement (No. 33-78618) relating to 245,512 shares of Common Stock issuable under the Summit Health Ltd. Stock Option Plan, the Summit Health Ltd. 1992 Stock Option Plan, and the Summit Health Ltd. Stock Option Agreements, filed on May 4, 1994;

d. Form S-3 Registration Statement (No. 33-76700) relating to 1,376,755 shares of Payable-In-Kind Cumulative Redeemable Convertible Preferred Stock and 4,321,651 shares of Common Stock of OrNda HealthCorp, effective on June 15, 1994;

e. Form S-8 Registration Statement (No. 33-81778) relating to 4,150,000 shares of Common Stock issuable under the OrNda HealthCorp 1994 Management Equity Plan and the OrNda HealthCorp Incentive Bonus Plan, filed on July 20, 1994;

f. Form S-4 Registration Statement (No. 33-89046) relating to 1,000,000 shares of Common Stock issuable from time to time in certain of the acquisitions of OrNda HealthCorp, effective on June 6, 1995;

g. Form S-8 Registration Statement (No. 333-00359) relating to 1,300,000 shares of Common Stock issuable under the OrNda HealthCorp Employee Stock Purchase Plan and the OrNda HealthCorp Outside Directors Stock Option Plan, filed on January 22, 1996;

h. Form S-8 Registration Statement (No. 333-00399) relating to 3,000,000 shares of Common Stock issuable under the OrNda HealthCorp 1994 Management Equity Plan, filed on January 24, 1996;

and in the related Prospectuses of our report dated October 25, 1996, with respect to the consolidated financial statements and schedule of OrNda HealthCorp included in the Annual Report (Form 10-K) for the year ended August 31, 1996.


                                                              ERNST & YOUNG LLP


Nashville, Tennessee
November 13, 1996

                                                                      EXHIBIT 24

                                POWER OF ATTORNEY

                           ANNUAL REPORT ON FORM 10-K
                                       FOR
                                ORNDA HEALTHCORP


         KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints each of Keith B. Pitts, Executive Vice President and Chief Financial Officer of OrNda HealthCorp (hereinafter referred to as the "Company"), and Ronald P. Soltman, Senior Vice President, General Counsel and Secretary of the Company, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to execute and file, or cause to be filed, with the Securities and Exchange Commission (herein referred to as the "Commission") the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the year ended August 31, 1996, and all amendments thereto, and all matters required by the Commission in connection with such report under The Securities Exchange Act of 1934, as amended, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


                                            /s/  Leonard Green
                                            Leonard Green
                                            Director

November 7, 1996

                                POWER OF ATTORNEY

                           ANNUAL REPORT ON FORM 10-K
                                       FOR
                                ORNDA HEALTHCORP


         KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints each of Keith B. Pitts, Executive Vice President and Chief Financial Officer of OrNda HealthCorp (hereinafter referred to as the "Company"), and Ronald P. Soltman, Senior Vice President, General Counsel and Secretary of the Company, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to execute and file, or cause to be filed, with the Securities and Exchange Commission (herein referred to as the "Commission") the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the year ended August 31, 1996, and all amendments thereto, and all matters required by the Commission in connection with such report under The Securities Exchange Act of 1934, as amended, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


                                            /s/  Peter A. Joseph
                                            Peter A. Joseph
                                            Director

November 7, 1996

                                POWER OF ATTORNEY

                           ANNUAL REPORT ON FORM 10-K
                                       FOR
                                ORNDA HEALTHCORP


     KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints each of Keith B. Pitts, Executive Vice President and Chief Financial Officer of OrNda HealthCorp (hereinafter referred to as the "Company"), and Ronald P. Soltman, Senior Vice President, General Counsel and Secretary of the Company, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to execute and file, or cause to be filed, with the Securities and Exchange Commission (herein referred to as the "Commission") the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the year ended August 31, 1996, and all amendments thereto, and all matters required by the Commission in connection with such report under The Securities Exchange Act of 1934, as amended, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


                                            /s/  Paul S. Levy
                                            Paul S. Levy
                                            Director

November 7, 1996

                                POWER OF ATTORNEY

                           ANNUAL REPORT ON FORM 10-K
                                       FOR
                                ORNDA HEALTHCORP


         KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints each of Keith B. Pitts, Executive Vice President and Chief Financial Officer of OrNda HealthCorp (hereinafter referred to as the "Company"), and Ronald P. Soltman, Senior Vice President, General Counsel and Secretary of the Company, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to execute and file, or cause to be filed, with the Securities and Exchange Commission (herein referred to as the "Commission") the Company's Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the year ended August 31, 1996, and all amendments thereto, and all matters required by the Commission in connection with such report under The Securities Exchange Act of 1934, as amended, granting unto each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


                                            /s/  John J. O'Shaughnessy
                                            John J. O'Shaughnessy
                                            Director

November 7, 1996

                                                                     EXHIBIT 27