Form 10-Q
period 1996-11-30
ORNDA HEALTHCORP
filed 1997-01-13
CIK 719242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-Q
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 1996

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

                         3401 West End Avenue, Suite 700
                              Nashville, Tennessee
                    (Address of principal executive offices)

                                   37203-1042
                                   (Zip Code)
        Registrant's telephone number, including area code: 615-383-8599
                                  ------------
    Former name, former address and former fiscal year, if changed since last report: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

         Number of shares of common stock ($.01 par value) outstanding as of December 31, 1996: 60,147,865

                                ORNDA HEALTHCORP
                                    FORM 10-Q
                                November 30, 1996

                                      INDEX
                                                                       Page No.

PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

                Consolidated Statements of Income for the Three
                Months Ended November 30, 1995 and 1996.......................3

                Consolidated Balance Sheets as of August 31, 1996
                and November 30, 1996.........................................4

                Consolidated Statements of Cash Flows for the Three
                Months Ended November 30, 1995 and 1996.......................5

                Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................17

SIGNATURE....................................................................18

EXHIBIT 10(a)

EXHIBIT 11

EXHIBIT 27

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                       Three Months Ended November 30,
                                                                       -------------------------------
                                                                         1995                      1996
                                                                   ---------------            --------------
Total Revenue                                                      $       493,565            $      637,091

Costs and Expenses:
     Salaries and benefits                                                 210,365                   291,799
     Supplies                                                               64,890                    87,884
     Purchased services                                                     52,219                    56,971
     Provision for doubtful accounts                                        33,207                    32,711
     Other operating expenses                                               59,953                    66,552
     Depreciation and amortization                                          23,461                    31,704
     Interest expense                                                       27,186                    30,558
     Interest income                                                        (1,154)                   (1,179)
     Minority interest                                                       1,353                     2,335
                                                                  ----------------          ----------------
                                                                            22,085                    37,756
Income from investments in Houston
     Northwest Medical Center                                                3,784                        --
                                                                  ----------------          ----------------
Income before income tax expense                                            25,869                    37,756
Income tax expense                                                           5,950                    11,327
                                                                  ----------------          ----------------
Net income                                                                  19,919                    26,429
Preferred stock dividend requirements                                         (332)                       --
                                                                  ----------------          ----------------
Net income applicable to common shares                            $         19,587          $         26,429
                                                                  ================          ================
Net income per common and common
     equivalent share                                             $           0.40          $           0.44
                                                                  ================          ================

Net income per common share
     assuming full dilution                                       $           0.39          $           0.44
                                                                  ================          ================
Weighted average common and dilutive
     common equivalent shares outstanding                                   49,519                    60,509
                                                                  ================          ================
Weighted average common shares outstanding
     assuming full dilution                                                 50,763                    60,617
                                                                  ================          ================

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                          August 31,              November 30,
                                                                          ----------              ------------
                                                                             1996                      1996
                                                                             ----                      ----

                                     ASSETS
Current Assets:
     Cash and cash equivalents                                            $   17,435               $   10,506
     Patient accounts receivable, net of allowance
          for uncollectible accounts  of $78,447 at August 31,
          1996 and $77,747 at November 30, 1996                              379,874                  415,640
     Supplies, at cost                                                        42,168                   44,982
     Other                                                                    86,338                   88,102
                                                                          ----------               ----------
          Total Current Assets                                               525,815                  559,230
Property, Plant and Equipment, at cost:
     Land                                                                    152,449                  153,422
     Buildings and improvements                                            1,062,953                1,110,272
     Equipment and fixtures                                                  490,498                  510,402
                                                                          ----------               ----------
                                                                           1,705,900                1,774,096
     Less accumulated depreciation and amortization                          370,707                  394,857
                                                                          ----------               ----------
                                                                           1,335,193                1,379,239
Excess of Purchase Price Over Net Assets Acquired,
     net of accumulated amortization                                         497,806                  501,716
Other Assets                                                                 107,714                  172,057
                                                                          ----------               ----------
                                                                          $2,466,528               $2,612,242
                                                                          ==========               ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $   68,403               $  155,688
     Accrued expenses and other liabilities                                  209,525                  228,562
     Current maturities of long-term debt                                     59,750                   36,864
                                                                          ----------               ----------
          Total Current Liabilities                                          437,678                  421,114
Long-term Debt                                                             1,229,930                1,334,861
Other Liabilities                                                            158,503                  182,038
Shareholders' Equity:
     Common stock, $.01 par value
          authorized 200,000,000 shares, issued and
          outstanding 58,250,996 shares at August 31, 1996
          and 58,432,525 shares at November 30, 1996                             583                      584
     Additional paid-in capital                                              633,983                  641,365
     Retained earnings                                                         5,851                   32,280
                                                                        ------------               ----------
                                                                             640,417                  674,229
                                                                        ------------               ----------
                                                                        $  2,466,528               $2,612,242
                                                                        ============               ==========

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                          Three Months Ended November 30,
                                                                                          -------------------------------

                                                                                              1995                1996
                                                                                             ------              ------
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income                                                                            $   19,919          $   26,429
           Adjustments to reconcile net income to net cash
               provided by operating activities:
                 Non-cash portion of income from investments in
                      Houston Northwest Medical Center                                         (3,160)                 --
                 Depreciation and amortization                                                 23,461              31,704
                 Provision for doubtful accounts                                               33,207              32,711
                 Changes  in  assets  and   liabilities   net  of  effects  from
                      acquisitions and dispositions of hospitals:
                            Patient accounts receivable                                       (45,946)            (46,908)
                            Other current assets                                              (10,040)              9,404
                            Other assets                                                          457                 376
                            Accounts payable, accrued expenses
                                 and other current liabilities                                (53,739)            (22,758)
                            Other liabilities                                                  11,702               1,342
                Proceeds from sales of trading investment security                             19,115                  --
                                                                                           ----------          ----------
                Net cash provided by (used in) operating activities                            (5,024)             32,300
                                                                                           ----------          ----------
CASH FLOW USED IN INVESTING ACTIVITIES:
            Acquisitions of hospitals and related assets                                      (29,825)            (81,973)
            Capital expenditures                                                              (14,096)            (26,147)
            Issuance of notes receivable                                                       (7,606)             (1,578)
            Payments received on long-term notes and other receivables                          3,297               1,123
            Other investing activities                                                          1,545              (2,269)
                                                                                           ----------          ----------
            Net cash used in investing activities                                             (46,685)           (110,844)
                                                                                           ----------          ----------
CASH FLOW PROVIDED BY FINANCING ACTIVITIES:
            Proceeds from issuance of common stock                                            193,011               3,046
            Principal payments on long-term debt borrowings                                   (37,636)            (72,706)
            Proceeds received on long-term debt borrowings                                     15,003             145,000
            Financing costs incurred in connection with long-term borrowings                   (3,744)             (2,045)
            Other                                                                                 (72)             (1,680)
                                                                                           ----------          ----------
            Net cash provided by financing activities                                         166,562              71,615
                                                                                           ----------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          114,853              (6,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  4,963              17,435
                                                                                           ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  119,816          $   10,506
                                                                                           ==========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
            Interest (net of amount capitalized)                                           $   36,362          $   38,694
            Income taxes                                                                       21,793              11,922
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
     Preferred stock dividends                                                                    332                  --
     Capital lease obligations incurred                                                            --                  69
     Exchange of minority ownership in hospitals for minority
          interest ownership in physician practices                                             9,400                  --

                        ORNDA HEALTHCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                November 30, 1996


NOTE 1 - REPORTING ENTITY

       OrNda HealthCorp ("Company"), which is incorporated in the State of Delaware, is a provider of health care services through the operation of general acute care hospitals located primarily in the southern and western United States. Of the 49 general acute care hospitals and one psychiatric hospital operated by the Company at November 30, 1996, 19 hospitals are located in California of which 16 hospitals are located in the southern California area. In addition, 4 hospitals are located in southern Florida and 6 hospitals are located in Arizona. The concentration of hospitals in California, southern Florida and Arizona increases the risk that any adverse economic, regulatory or other developments that may occur in such areas may adversely affect the Company's operations or financial condition.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended November 30, 1996, are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 1996.

       Earnings Per Share. Earnings per common and common equivalent share is based on the Company's weighted average number of shares of common stock outstanding during the period adjusted to give effect to dilutive stock options and warrants using the treasury stock method. The dilutive effect of stock options and warrants was 1.4 million and 2.1 million equivalent shares for the three months ended November 30, 1995 and 1996, respectively. Earnings per common share assuming full dilution for the three months ended November 30, 1995, assumes the conversion of the Company's redeemable convertible preferred stock into common shares.

        Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of. Effective September 1, 1996, the Company adopted Financial Accounting Standards No. 121 " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (SFAS No. 121). The effect of adoption was not material to the Company's operations or financial condition.

NOTE 3 - LONG-TERM DEBT

       On November 26, 1996, the Company executed an amendment to its credit agreement (the "Credit Facility") which increased the borrowing capacity under the revolving commitment from $440.0 million to $773.8 million bringing the total credit facility to $1.2 billion. As of November 30, 1996, $767.3 million was outstanding under the Credit Facility, and commitment availability had been reduced by $25.3 million as a result of issued letters of credit. The amendment also postponed the next three quarterly principal payments of the term loan facility. The Credit Facility still matures on October 30, 2001.

       Loans under the Credit Facility bear interest, at the option of the Company, at a rate equal to either (i) the "alternate base rate" or (ii) LIBOR plus 1.0%, in each case subject to potential decreases or increases dependent on the Company's leverage ratio. Interest is payable quarterly if a rate based on the alternate base rate is elected or at the end of the LIBOR period (but in any event not to exceed 90 days) if a rate based on LIBOR is elected. The weighted average interest rate on the Company's borrowings under the Senior Credit Facilities at November 30, 1996, was 6.4%.

       In certain circumstances, the Company is required to make principal prepayments on the Credit Facility, including the receipt of proceeds from the issuance of additional subordinated indebtedness, certain asset sale proceeds not used to acquire additional assets within a specified period, and 50% of the proceeds in excess of $50 million from the issuance of additional equity not used to acquire additional assets, fund capital expenditures or repay subordinated debt within one year. The Company may prepay at any time all or part of the outstanding Credit Facility without penalty.

       The Credit Facility limits, under certain circumstances, the Company's ability to incur additional indebtedness, sell material assets, acquire the capital stock or assets of another business, or pay dividends. The Credit Facility also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the Credit Facility is secured by a perfected, first priority security interest in the stock of all existing and future subsidiaries of the Company, intercompany notes of indebtedness, majority-owned partnerships and certain specified investments.

NOTE 4 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). Under SFAS No. 109, an asset and liability approach for financial accounting and reporting for income taxes is required.

       The 1994 merger with AHM caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code for both OrNda and AHM. Consequently, allowable federal deductions relating to NOL's of OrNda and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations of approximately $19 million and $16 million for OrNda and AHM, respectively. In addition, approximately $55 million of the NOL's are subject to an annual limitation of approximately $3 million due to prior "ownership changes" of OrNda. The annual limitations may be increased in order to offset certain built-in gains which are recognized during the five year period following an ownership change. In addition, the NOL's from pre-merger tax years of AHM may only be applied against the prospective taxable income of the AHM entities. The limitations described above are not currently expected to significantly affect the ability of the Company to ultimately recognize the benefit of these NOL's in future years.

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

NOTE 5 - ACQUISITIONS
       Effective September 1, 1996, the Company completed the acquisition of The Fallon Healthcare System's Saint Vincent Healthcare System, located in Worcester, Massachusetts ("St. Vincent's"), consisting of a 432-bed acute care teaching hospital, three skilled nursing facilities and other health related companies, and a minority interest in the 280- member multi-specialty group physician practice, The Fallon Clinic. The Company has committed to fund the construction, estimated at $225.0 million, of a new replacement hospital, known as Medical City.

       On  December  23,  1996,  the  Company   completed  its   acquisition  of
substantially   all  of  the  assets  of  United  Western  Medical  Centers,   a
not-for-profit corporation headquartered in Santa Ana, California ("UWMC"), which consists primarily of Western Medical Center, a 288-bed acute care hospital in Santa Ana, California; Western Medical Center-Anaheim, a 193-bed acute care hospital in Anaheim, California; and Western Medical Center-Bartlett, a 202-bed skilled nursing facility in Santa Ana, California. UWMC has approximately $185 million in annual net revenues in its most recent fiscal year.

       The following proforma information reflects the fiscal 1996 acquisitions, the St. Vincent's and UWMC acquisitions and the November 1995 offering of common stock as if they occurred on September 1, 1995 and 1996 (in thousands, except per share data):

                                            1995               1996
                                        -----------        -----------
Total revenue                           $   677,766        $   683,165
Net income                                   21,106             26,460
Net income applicable to
     common shares                           20,774             26,460
Net income per common share             $      0.36        $      0.44

NOTE 6 - PROPOSED MERGER WITH TENET

       On October 16, 1996, the Company entered into a definitive agreement to merge with Tenet Healthcare Corporation ("Tenet"). Under the terms of the definitive agreement, which was unanimously approved by the Board of Directors of both companies, shareholders of OrNda common stock would receive 1.35 shares of Tenet common stock and the associated preferred stock purchase rights for each share of OrNda common stock. The merger transaction will be tax-free and accounted for as a pooling of interests and is expected to close in January 1997 pending receipt of shareholder and government approvals. Both OrNda and Tenet have announced special shareholder meetings for January 28, 1997, for shareholder approval of the proposed merger.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

       The Company continually evaluates contingencies based upon the best available information. Final determination of amounts earned from certain third-party payors is subject to review by appropriate governmental authorities or their agents. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews.

       Broad provisions in the Medicare and Medicaid laws deal with fraud and abuse, false claims and physician self- referrals as well as similar provisions in many state laws. In recent years, government investigations of alleged violations of these laws have become common place in the health care industry.

       In February 1996, the Company's Midway Hospital Medical Center ("Midway") in Los Angeles, California, which was acquired when the Company acquired Summit Health Ltd. ("Summit Health") in April 1994, received an investigative subpoena from the Office of the Inspector General of the United States Department of Health and Human Services (the "OIG"). The subpoena states that it was issued in connection with an investigation being conducted by the OIG concerning possible violations of Medicare rules and regulations (the "OIG Investigation"). The Company believes that the basis for the investigative subpoena from the OIG that was served on Midway was a civil qui tam action that had been filed in July 1995 against Midway Hospital Medical Center, Inc. (a subsidiary of the Company which owns Midway), Summit Health and the Company in the United States District Court for the Central District of California (the "California Action"). The California Action originally was filed under a court-ordered seal that prohibited the Company from disclosing the action prior to this time.

         The California Action alleges, among other things, that there were violations of the federal False Claims Act and the federal fraud and abuse and anti-kickback provisions of the Medicare and Medicaid laws in connection with certain of Midway's compensation arrangements with its physicians. The California Action alleges that as a result of this allegedly wrongful conduct, the United States is entitled to monetary damages and penalties. The California Action also alleges in a second cause of action violations of the fraud and abuse, medical staff and wrongful discharge laws of the State of California and claims as a result of such wrongful conduct compensatory as well as punitive damages.

        The OIG has expanded the California Action, which initially related to only one of the Company's hospitals (Midway, which was acquired by the Company from Summit Health), and the OIG Investigation to 11 other former Summit Health hospitals owned by the Company. In an apparently unrelated matter, the government has requested and the Company has provided records from a single hospital outside the group acquired from Summit Health. The Company is fully cooperating with the OIG. The Company and its outside counsel have held numerous meetings with government attorneys with respect to this matter and, as a result, the Company believes that the OIG Investigation continues to be a civil investigation focused primarily on arrangements between physicians and the hospitals that may violate Medicare rules and regulations and not on the hospitals' Medicare or Medicaid billing practices. If the outcome of the California Action or OIG Investigation were unfavorable, the Company could be subject to fines, penalties and damages ("Monetary Payments") and also could be excluded from Medicare and other government reimbursement programs, which Monetary Payments or exclusion could have a material adverse effect on the Company's financial condition or results of operations. The result of the California Action, the OIG Investigation and their impact, if any, cannot be predicted or estimated at this time. Based on information currently available to the Company, however, management of the Company believes that if the California Action and the OIG Investigation remain primarily limited to physician arrangements, remain civil in nature and, with the exception of only one of the hospitals, relate only to the practices of the former Summit Health hospitals, the final outcome of the California Action and the OIG Investigation will not have a material adverse effect on the Company's financial condition or results of operations.

       The Company is not aware of any additional litigation or investigations concerning the matters described in the three paragraphs immediately above. There can be no assurance, however, that in the event any such additional litigation or investigation is instituted and there is an unfavorable outcome, such result would not have a material adverse effect on the Company's financial condition or results of operations.

       The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Proposed Tenet Merger. On October 16, 1996, the Company entered into a definitive agreement to merge with Tenet Healthcare Corporation ("Tenet"). Under the terms of the definitive agreement, which was approved by the Board of Directors of both companies, stockholders owning OrNda common stock would receive 1.35 shares of Tenet common stock and the associated preferred stock purchase rights for each share of OrNda common stock and the Company will become a wholly-owned subsidiary of Tenet. The merger transaction will be tax-free and accounted for as a pooling of interests and is expected to close in January 1997. Consummation of the merger is subject to a number of conditions, including stockholder approval of both companies and certain regulatory approvals.

       Other Mergers and Acquisitions. The Company's recent operating results were significantly affected by the January 1996 acquisition of Houston Northwest Medical Center ("HNW"), the July 1996 acquisition of Cypress Fairbanks Medical Center in Houston, Texas ("Cypress Fairbanks"), the August 1996 acquisition of Centinela Medical Center in Inglewood, California ("Centinela") and the September 1996 acquisition of St. Vincent's Healthcare System in Worcester, Massachusetts ("St. Vincent's").

       Geographic Market Concentration. The Company's hospitals in greater southern California, South Florida, Arizona and Texas which generated the following percentages of the Company's total revenue for the three months ended November 30, 1995 and 1996, respectively:

                                 Number           Percentage of            Number            Percentage of
                                   of                 1995                   of                  1996
                                Hospitals         Total Revenue           Hospitals          Total Revenue
                                ---------         -------------           ---------          -------------
  Southern California             15                  33.6%                  16                  29.0%
  South Florida                    5                  17.2%                   4                  14.2%
  Arizona                          6                  10.7%                   6                   7.6%
  Texas                            6                  10.5%                   8                  17.8%

       To the extent  favorable or unfavorable  changes in regulations or market
conditions   occur  in  these   markets,   such  changes  would  likely  have  a
corresponding impact on the Company's results of operations.

RESULTS OF OPERATIONS

       General Trends. During the periods discussed below, the Company's results of operations were affected by certain industry trends, changing components of total revenue, and changes in the Company's debt structure. The Company's results of operations have also been impacted by the acquisitions discussed above.

       Industry Trends. Outpatient services accounted for 32.9% and 30.7% of actual gross patient revenue for the three months ended November 30, 1996 and 1995, respectively, reflecting the industry trend towards greater use of outpatient services and the expansion of the Company's outpatient services. The Company expects the industry trend towards outpatient services to continue as procedures currently being performed on an inpatient basis become available on an outpatient basis through technological and pharmaceutical advances. The Company plans to provide quality health care services as an extension of its hospitals through a variety of outpatient activities including surgery, diagnostics, physician clinics and home health.

       As discussed below, excluding the effect of the acquisitions noted above ("same hospitals basis"), total revenues have increased, reflecting higher utilization of outpatient and ancillary services, increased acuity of patients admitted, and an increase in admissions for inpatient procedures. The impact on revenue of increased patient acuity and general price increases has been partially offset by the increasing proportion of revenues derived from Medicare, Medicaid and managed care providers. These major payors substantially pay on a fixed payment rate on a per patient or a per diem basis instead of a cost or charge reimbursement methodology. Fixed payments limit the ability of the Company to increase revenues through price increases. While these fixed payment rates have increased annually, the increases have historically been at a rate less than the Company's increases in costs, and have been inadequate to reflect increases in costs associated with improved medical technologies. The Company has been able to mitigate such inflationary pressures through cost control programs, as well as utilization management programs which reduce the number of days that patients stay in the hospital and the amount of hospital services provided to the patient.

Three Months Ended November 30, 1996 Compared With
The Three Months Ended November 30, 1995

       Total revenue for the three months ended November 30, 1996, increased over the same period in the prior year by $143.5 million or 29.1% to $637.1 million. The 29.1% increase is a result of the acquisitions discussed above as well as an increase in same hospitals revenue as discussed below. The increase in total revenue attributable to acquisitions was $140.6 million. Net income applicable to common shares for the quarter ended November 30, 1996, was $26.4 million, or $0.44 per share, compared to $19.6 million, or $0.40 per share, in the same period last year.

       Operating expenses in the quarter ended November 30, 1996, increased 27.4% ($115.3 million) compared to the same period in the prior year primarily as a result of the acquisitions discussed above and the increase in same hospital revenues and volumes discussed below.

       On a same hospitals basis, total revenue increased 0.6%($2.9 million) primarily as a result of a 0.1% increase in admissions and a 1.5% increase in gross outpatient revenue. On a same hospitals basis, salaries and benefits increased as a percent of total revenue from 42.7% in 1995 to 43.8% in 1996 primarily as a result of performing certain patient services internally versus contracting with third parties. Supplies expense decreased 0.5% ($0.3 million) and as a percentage of total revenue decreased from 13.4% in 1995 to 13.2% in 1996. Purchased services decreased 5.2% ($2.6 million) and as a percentage of total revenue decreased from 10.2% in 1995 to 9.6% in 1996 due to the elimination of contracting with third parties as noted above. The provision for doubtful accounts decreased 28.0% ($9.3 million) and decreased from 6.9% of total revenue for 1995 to 4.9% for 1996 primarily due to collections of patient accounts receivable that were reserved in prior periods during system conversions. Other operating expenses increased 1.9% ($1.1 million) and as a percentage of total revenue was 11.8% in 1995 and 11.9% in 1996.

       The effect of price increases implemented by the Company's hospitals was nominal as gross revenue from fixed reimbursement third party payors represented approximately 82.4% of the Company's total gross revenue in the quarter ended November 30, 1996. Over the last several years, the portion of the Company's total revenue derived from fixed reimbursement third party payors has increased while rates of increases from these payors have generally been less than medical-related inflation, resulting in increased efforts by the Company to implement cost containment initiatives and re-evaluate hospital programs for adequacy of profitability. Since these trends are likely to continue, the Company's ability to improve operating results at its existing hospitals is dependent on its continues effectiveness in reducing its costs of services. The Company's operations may also be enhanced through strategic acquisitions. The Company intends to pursue strategic acquisitions of health care providers in geographic areas and with service capabilities that will facilitate the development of integrated networks.

       Depreciation and amortization for the quarter ended November 30, 1996, increased 35.1% ($8.2 million) over the prior period primarily as a result of the acquisitions of HNW, Cypress Fairbanks, Centinela, and St. Vincent's. The increase in depreciation and amortization attributable to acquisitions was $5.9 million. In addition, amortization on intangibles increased $2.0 million as a result of new business units.

       Interest expense for the three months ended November 30, 1996, as compared to the same period last year, increased 12.4% ($3.4 million) primarily as a result of an increase in debt to fund recent acquisitions. This increase was partially offset by improved pricing under the Credit Facility. Of the Company's total indebtedness of $ 1.4 billion at November 30, 1996, approximately $767.3 million bears interest at rates that fluctuate with market rates, such as the Prime Rate or LIBOR. Increases in market interest rates will adversely affect the Company's net income.

       Minority interest, which represents the amounts paid or payable to physicians pursuant to the Company's joint venture arrangements, increased $1.0 million in 1996 as compared to 1995, primarily as a result of a $9.4 million exchange of minority interest ownership in two hospitals for minority interest investment in two group physician practices in the first quarter of fiscal 1996 and the acquisition of HNW which has several specialty joint ventures.

        The Company recorded income of $3.8 million in the quarter ended November 30, 1995 related to its investments in HNW, which primarily represented non-cash income related to the Company's investment in HNW redeemable preferred stock. Effective January 1, 1996, the Company acquired HNW from the hospital's ESOP. Following the transaction, HNW became a wholly owned subsidiary of the Company.

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). The majority of the Company's deferred tax assets related to approximately $187.0 million of tax loss and credit carryforwards at November 30, 1996, which the Company has available to offset future taxable income. The AHM Merger caused an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code (the "IRC") for both OrNda and AHM. Consequently, allowable federal deductions relating to tax attribute carryforwards of OrNda and AHM arising in periods prior to the AHM Merger are thereafter subject to annual limitations (OrNda - $19.0 million; AHM - $16.0 million). For AHM, such tax attribute carryforwards can only be applied against the prospective taxable income of the entities that previously comprised AHM. These limitations may be increased for "built-in-gains", as defined under the IRC, recognized during a five-year period following the date of the merger. Management assesses the realizability of the deferred tax assets on at least a quarterly basis and currently is satisfied, despite the annual limitations, that it is more likely than not that the deferred tax assets recorded at November 30, 1996, net of the valuation allowance, will be realized through reversal of deferred tax liabilities.

       For the quarter ended November 30, 1996, the Company recorded income tax expense of $11.3 million on pre-tax income of $37.8 million, an amount less than the statutory rate, primarily due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

       At November 30, 1996, the Company had working capital of $138.1 million, of which $10.5 million was cash, compared with $88.1 million of working capital at August 31, 1996. The Company's cash portion of working capital is primarily managed through a revolving credit arrangement, whereby excess cash generated through operations or otherwise is generally used to reduce the outstanding revolving credit facility. When cash requirements arise, the revolving credit facility is drawn upon as needed. On November 26, 1996, the Company executed an amendment to its credit agreement (the "Credit Facility") which increased the borrowing capacity under the revolving commitment from $440.0 million to $773.8 million. As of November 30, 1996, $767.3 million was outstanding under the Credit Facility and commitment availability had been reduced by $25.3 million as a result of issued letters of credit. The Credit Facility still matures on October 30, 2001.

       The Company's operating activities provided cash of $32.3 million for the quarter ended November 30, 1996. Cash from operations was used for the $14.2 million increase in patient accounts receivable, net of the provision for doubtful accounts. The increase in patient accounts receivable resulted primarily from delays in payment from certain state Medicaid/Medicare programs and due to the acquisition and start up of new business units. Cash from operations includes $19.5 million received as a refund of funds remitted in fiscal 1996 to defease indebtedness of Centinela in connection with the acquisition of Centinela. Cash from operations was used for income tax payments of $11.9 million and interest payments of $38.7 million.

       Net cash used in investing activities of $110.8 million during the three months ended November 30, 1996, consisted primarily of capital expenditures of $26.1 million and $82.0 million for the acquisitions of hospitals and related assets, primarily St. Vincent's hospital. The Company's management currently expects to incur approximately $125.0 million of capital expenditures in fiscal 1997 for replacement equipment and construction at existing facilities.

       Net cash provided by financing activities for the quarter ended November 30, 1996, of $71.6 million resulted primarily from the $72.3 million excess of long term debt borrowings over principal payments on long term debt.

       The Company believes that the cash flows generated by operations together with availability of credit under the Company's Credit Facility will be sufficient to meet the Company's short and long-term cash needs. However, the Company's net debt-to-total-capitalization ratio at November 30, 1996 is 66.9%. Such leverage may limit the amount of additional indebtedness available to the Company for acquisitions requiring capital in excess of amounts currently available under the Credit Facility.

       As of November 30, 1996, the Company had approximately $767.3 million of debt outstanding under the Credit Facility with an interest rate of LIBOR plus 1.0%. Interest rates in the future may be subject to upward and downward adjustments based on the Company's leverage ratio. To the extent that interest rates increase in the future, the Company may experience higher interest rates on such debt. A 1% increase in the prime rate or LIBOR would result in approximately a $7.7 million increase in annual interest expense based upon the Company's credit facility indebtedness outstanding at November 30, 1996.

       The ratio of earnings to fixed charges and preferred  stock dividends was
1.72 and 1.99 for the three months ended November 30, 1995 and 1996, respectively. The ratio of earnings to fixed charges and preferred stock dividends is calculated by dividing earnings before income taxes plus fixed charges by the sum of fixed charges which consists of interest expense, amortization of financing costs, preferred stock dividends, and the portion of rental expense which is deemed to be representative of the interest component of rental expense. The ratio of earnings to fixed charges and preferred stock dividends is an indication of the Company's ability to pay interest expense and other fixed charges.

       In recent years the IRS was examining the federal income tax returns for fiscal 1984, 1985 and 1986 of Summit Health, which became a wholly-owned subsidiary of the Company in April 1994 and merged into the Company in September 1994. Summit Health received a revenue agent's report from the IRS with proposed adjustments for the years 1984 through 1986 aggregating as of August 31, 1996 approximately $16.6 million of income tax, $66.4 million of interest on the tax, $43.9 million of penalties and $25.6 million of interest on the penalties. After receiving the revenue agent's report, Summit Health filed a protest contesting the proposed adjustments. On October 28, 1996, the Company entered into a Closing Agreement on Final Determination with the IRS for the above audit period, by agreeing and paying additional tax of $647,000 and interest of $888,000 to close the audit of Summit Health for the fiscal years 1984 through 1986.

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

GENERAL

       Revenue Trends. Future trends for revenue and profitability are difficult to predict; however, the Company believes there will be continuing pressure to reduce costs and develop integrated delivery systems with geographically concentrated service capabilities. Accomplishment of these objectives can be achieved through the continuation of strategic acquisitions and affiliations with other health care providers. Such acquisitions and affiliations enhance the Company's ability to: 1) negotiate with managed care providers in each area of geographic concentration; 2) negotiate reduced costs with vendors; 3) acquire or create physician groups; and 4) reduce duplication of services in local communities. The Company believes acquisitions and affiliations are still highly probable as the investor-owned hospitals represent only approximately 15% of the hospital industry as of November 30, 1996.

       Health Care Reform. The Company derives a substantial portion of its revenue from third party payors, including the Medicare and Medicaid programs. During the three months ended November 30, 1995 and 1996, the Company derived an aggregate of 57.7% and 51.0%, respectively, of its gross revenue from the Medicare and Medicaid programs.

        Changes in existing governmental reimbursement programs in recent years have resulted in reduced levels of reimbursement for health care services, and additional changes are anticipated. Such changes are likely to result in further reductions in the rate of increase in reimbursement levels. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. In addition, efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and 13ringent cost controls by government and other payors are expected to continue.

       Significant limits on reimbursement rates could adversely affect the Company's results of operations. The Company is unable to predict the effect these changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company.

       Technological Changes. The rapid technological changes in health care services will continue to require significant expenditures for new equipment and updating of physical facilities. The Company believes that the cash flows generated by the Company's operations together with availability of credit under the Company's Credit Facility will be sufficient to meet the Company's short and long-term cash needs for capital expenditures and operations.

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

       Tax Rate. The Company expects its effective tax rate to increase to approximately 30% for fiscal 1997 due to recent acquisitions. This estimated rate does not reflect the effect of any pending acquisitions which may cause the rate to increase. Additionally, the Company expects its effective tax rate to approximate 38% by fiscal 1998.

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

       Forward-Looking Statements. Certain statements contained in this Report, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and other factors referenced in this Report. Certain of these factors are discussed in more detail in the Company's annual report on Form 10-K for the year ended August 31, 1996, including without limitation under

"Business Strategy", "Risks Associated with Acquisition Strategy", "Limits on Reimbursement", "Competition" and "Governmental Regulation". Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect events or developments.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

        In respect of the disclosure under the caption "Summit Health OIG Investigation" found on page 25 of the Company's Annual Report on Form 10-K(the "Form 10-K") for the fiscal year ended August 31, 1996 (the "OIG Investigation"), the Company has recently become aware that in July 1995 a civil qui tam action was filed against Midway Hospital Medical Center, Inc. (a subsidiary of the Company which owns Midway Hospital Medical Center, Los Angeles, California ("Midway Hospital")), Summit Health Ltd. (a hospital management company acquired by the Company in April 1994 ("Summit Health")) and the Company in the United States District Court for the Central District of California (the "California Action"). The California Action originally was filed under a court-ordered seal that prohibited the Company from disclosing the action prior to this time. The Company believes that the California Action provided the basis for the investigative subpoena from the Office of the Inspector General of the United States Department of Health and Human Services (the "OIG") that was served on the Company in February 1996 in respect of the OIG Investigation.

         The California Action alleges, among other things, that there were violations of the federal False Claims Act and the federal fraud and abuse and anti-kickback provisions of the Medicare and Medicaid laws in connection with certain of Midway Hospital's compensation arrangements with its physicians. The California Action alleges that as a result of this allegedly wrongful conduct, the United States is entitled to monetary damages and penalties. The California Action also alleges in a second cause of action violations of the fraud and abuse, medical staff and wrongful discharge laws of the State of California and claims as a result of such wrongful conduct compensatory as well as punitive damages.

        As disclosed in the Company's Form 10-K, the OIG has expanded the California Action, which initially related to only one of the Company's hospitals (Midway Hospital, which was acquired from Summit Health), and the OIG Investigation to 11 other former Summit Health hospitals owned by the Company. In an apparently unrelated matter, the government has requested and the Company has provided records from a single hospital outside the group acquired from Summit Health. The Company is fully cooperating with the OIG. The Company and its outside counsel have held numerous meetings with government attorneys with respect to this matter and, as a result, the Company believes that the OIG Investigation continues to be a civil investigation focused primarily on arrangements between physicians and the hospitals that may violate Medicare rules and regulations and not on the hospitals' Medicare or Medicaid billing practices. If the outcome of the California Action or OIG Investigation were unfavorable, the Company could be subject to fines, penalties and damages ("Monetary Payments") and also could be excluded from Medicare and other government reimbursement programs, which Monetary Payments or exclusion could have a material adverse affect on the Company's financial condition or results of operations. The result of the California Action, the OIG Investigation and their impact, if any, cannot be predicted or estimated at this time. Based on information currently available to it, however, management believes that if the California Action and the OIG Investigation remain primarily limited to physician arrangements, remain civil in nature and, with the exception of only one of the hospitals, relate only to the practices of the former Summit Health hospitals, the final outcome of the California Action and the OIG Investigation will not have a material adverse effect on the Company's financial condition or results of operations.

        The Company is not aware of any additional litigation or investigations concerning the matters described above. There can be no assurance, however, that in the event any such additional litigation or investigation is instituted and there is an unfavorable outcome, such result would not have a material adverse effect on the Company's financial condition or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

                                  EXHIBIT INDEX


NO.                 SUBJECT MATTER

2.................  Amendment  No. 1 to Plan of Merger  dated as of November 22,
                    1996 (incorporated by reference to Annex E to the definitive Joint Proxy Statement dated December 18, 1996 for the Company's Special Meeting of Stockholders to be held on January 28, 1997, filed by the Company with the Securities and Exchange Commission on December 18, 1996 pursuant to Rule 14-a-6(j) promulgated under the Securities Exchange Act of 1934, such filing being part of the Registration Statement on Form S-4 (Registration No. 333-18185) filed by Tenet Healthcare Corporation on December 18, 1996, under the Securities Act of 1933, as amended).

10(a).............  Amendment No. 1 to Employment Agreement dated as of December
                    1, 1996 between the Company and William L. Hough

11................  Computation of per share earnings

27................  Financial Data Schedule (included only in filings under the
                    Electronic Data Gathering Analysis and Retrieval System)

  (b) Reports on Form 8-K. Three reports on Form 8-K were filed by the Company during the fiscal quarter ended November 30, 1996, as follows:


Date of Current Report   Item(s) Reported         Any Financial Statements Filed

October 16, 1996         Item 1-Changes in Control             No
                         of Registrant
                         Item 7(c)-Exhibits

October 29, 1996         Item 5-Other Events                   No
                         Item 7(c)-Exhibits

November 27, 1996        Item 5-Other Events                   No
                         Item 7(c)-Exhibits

                        ORNDA HEALTHCORP AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OrNda HealthCorp
                                       (Registrant)


January 10, 1997                       BY:  /S/ PHILLIP W. ROE
                                            PHILLIP W. ROE
                                            Senior Vice President and Controller
                                            (Principal accounting officer
                                            and authorized signatory)